Form 10QSB
period 2003-10-31
TORCH EXECUTIVE SERVICES LTD
filed 2004-01-20
CIK 1266719

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

  ---------------------------------------------------------------------------
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003
  ---  ----------------------------------------------------------------------
       OR
  ---  ----------------------------------------------------------------------
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  ---  ----------------------------------------------------------------------
       For the transition period from to
  ---------------------------------------------------------------------------


                       COMMISSION FILE NUMBER: 333-109644

                          TORCH EXECUTIVE SERVICES LTD.
             (Exact name of registrant as specified in its charter)


         -----------------------------------------------------------------
         NEVADA                              98-040339
         ----------------------------------  -----------------------------
         (State of other jurisdiction of     (IRS Employer Identification
         incorporation or organization)      Number)
         -----------------------------------------------------------------


                                124 MINIKADA BAY
                               WINNIPEG, MANITOBA
                                 CANADA R2C 0G7
                    (Address of principal executive offices)

                                 (204) 222-1959
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of OCTOBER 31, 2003: 5,000,000.
================================================================================

                         PART I.   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                          TORCH EXECUTIVE SERVICES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                         OCTOBER 31,   JULY 31,
AS AT                                                       2003         2003
--------------------------------------------------------------------------------
                                                             $            $

                                     ASSETS


CURRENT
   Cash                                                        1,876         50
--------------------------------------------------------------------------------

TOTAL ASSETS                                                   1,876         50
================================================================================


                                  LIABILITIES

CURRENT
   Accounts payable and accrued liabilities                    8,638     16,665
   Advances from a related party                              14,785      1,785
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                             23,423     18,450
--------------------------------------------------------------------------------

                            STOCKHOLDER' S DEFICIENCY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding:  5,000,000 shares                       50         50

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             (21,597)   (18,450)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S DEFICIENCY                               (21,547)   (18,400)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY                 1,876         50
================================================================================



               See accompanying Notes to the Financial Statements

--------------------------------------------------------------------------------
                          TORCH EXECUTIVE SERVICES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                          THREE
                                          MONTHS        CUMULATIVE
                                           ENDED         FOR THE
                                        OCTOBER 31,    DEVELOPMENT
                                           2003           STAGE
----------------------------------------------------------------------
                                            $               $

REVENUE                                          -             -
----------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
    Audit                                    2,352         3,852
    Filing and transfer agent fees               -           165
    Legal fees                                 673        17,423
    Office expenses                            122           157

                                             3,147        21,597
----------------------------------------------------------------------

NET LOSS                                    (3,147)      (21,597)
======================================================================


BASIC LOSS PER SHARE                         (0.00)
=====================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                       5,000,000
=====================================================





               See accompanying Notes to the Financial Statements

---------------------------------------------------------------------------------------
                             TORCH EXECUTIVE SERVICES LTD.
                             (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF STOCKHOLDER'S DEFICIENCY
                                      (UNAUDITED)
---------------------------------------------------------------------------------------


FROM INCEPTION ON JULY 9, 2003 TO OCTOBER 31, 2003:
---------------------------------------------------------------------------------------


                                                              DEFICIT
                                                            ACCUMULATED
                                     COMMON STOCK            DURING THE       TOTAL
                               --------------------------    DEVELOPMENT  STOCKHOLDER'S
                                 SHARES         AMOUNT          STAGE       DEFICIENCY
---------------------------------------------------------------------------------------
                                                  $               $              $

BALANCE, JULY 9, 2003                     -             -               -            -

Common stock issued for cash      5,000,000            50               -           50

Net loss for the period                   -             -         (18,450)     (18,450)
---------------------------------------------------------------------------------------

BALANCE, JULY 31, 2003            5,000,000            50         (18,450)     (18,400)

Net loss for the period                   -             -          (3,147)      (3,147)
---------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2003         5,000,000            50         (21,597)     (21,547)
=======================================================================================




                   See accompanying Notes to the Financial Statements

--------------------------------------------------------------------------------
                          TORCH EXECUTIVE SERVICES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                   THREE
                                                   MONTHS       CUMULATIVE
                                                    ENDED        FOR THE
                                                 OCTOBER 31,   DEVELOPMENT
                                                    2003          STAGE
---------------------------------------------------------------------------
                                                     $              $

CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES

Loss from operations                                  (3,147)      (21,597)

Cash provided by changes in operating
  assets and liabilities:
     Accounts payable and accrued liabilities         (8,027)        8,638
     Advances from a related party                    13,000        14,785
---------------------------------------------------------------------------

Net cash provided by operating activities              1,826         1,826
---------------------------------------------------------------------------


FINANCING ACTIVITIES

Common stock issued for cash                               -            50
---------------------------------------------------------------------------

Net cash provided by financing activities                  -            50
---------------------------------------------------------------------------

Increase in cash                                       1,826         1,876

CASH AT BEGINNING OF PERIOD                               50             -
---------------------------------------------------------------------------

CASH AT END OF PERIOD                                  1,876         1,876
===========================================================================

SUPPLEMENTARY DISCLOSURE OF
STATEMENTS OF CASH FLOWS INFORMATION

Interest expense                                          22            22
Taxes                                                      -             -





               See accompanying Notes to the Financial Statements

--------------------------------------------------------------------------------
                          TORCH EXECUTIVE SERVICES LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at July 31, 2003 filed with the Company's Registration Form SB-2.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended October 31, 2003 are not necessarily indicative of the results that can be expected for the year ended July 31, 2004.


NOTE 2 - GOING CONCERN

The Company was incorporated in the State of Nevada on July 9, 2003. It is a company entering into the development stage of its business of luxury travel and concierge services, offered on a personalized one-to-one basis, as well as through the Internet.

The Company's business is in the development stage. At October 31, 2003 the Company has nominal cash on hand and will be dependant upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. To date the Company has not generated any revenues. Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE  3  -  COMMON  STOCK

The Company intends to offer for sale in the immediate future between 2,000,000 and 4,000,000 common stock at an offering price of $0.05 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions,
or words which, by their nature, refer to future events.   You should not place
undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website; locate, source and negotiate with resorts, airlines, hotels and other providers of luxury services for services and products to sell; and source out, develop and maintain a database of potential clients to buy our products. Accordingly, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. We will begin operations by immediately initiating the development of our website once our offering is completed. Our initial focus will be on the front page of our website "torchtravels.com". We will complete the back end website support once we have signed up a minimum of three exclusive resorts or retreats. We believe that the back end technical aspects of our website will be sufficiently developed to use for our operations within 90 days from the initial development of our website. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we have raised money from our offering.

     We believe that we will be able to raise enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to obtain and secure providers of services to provide us with services to resell to our clients or enough clients willing to buy the services at higher than the prices we have negotiated with our suppliers, we may quickly use up the proceeds of the amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our initial offering.

     If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and will also provide funds for growth strategy. If we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

PLAN OF OPERATION

Assuming we raise the minimum amount in our initial public offering ($100,000), we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

     Upon completion of our public offering, our specific goal is to profitably sell our services on our Internet website to the luxury market travelers. We intend to accomplish the foregoing through the following milestones:

     Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from December 12, 2003, the date the Securities and Exchange Commission declared our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from December 12, 2003, the date the Securities and Exchange Commission declared our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

3. After our office is established, which we said should be 7-10 days after completing our offering, we intend to hire an outside web designer to begin development on our website. Our initial focus will be on the front page of our website "torchtravels.com". We also intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We will also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will complete the back end website support and will retain the outside technology provider to the following services and products: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

4. As soon as our website is operational, which as we have said will be approximately 60 days from setting up our office, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers.

     We also intend to attend tradeshows and conferences. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Frank Torchia. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $20,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5. Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations. Sourcing potential clients may consist of telephone surveys and may contain questions that would "qualify" the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

6. Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

     In summary, we should be in full operation and receiving orders within 100 days of completing our offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

     Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements. We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their "personal concierge" for their travel needs.

     If we are unable to negotiate suitable terms with service providers to enable us to represent their companies, or if we are unable to attract clients to use our services, we may have to suspend or cease operations.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

     There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up stage corporation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate resorts and spas and other providers of luxury services willing to negotiate agreements to offer their products and services at pricing that will enable us to sell to our customers and to locate and retain customers willing to buy those services from us at higher prices than those negotiated.


RESULTS OF OPERATIONS

FROM INCEPTION ON JUNE 9, 2003 TO OCTOBER 31, 2003

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Registration Statement. We have developed an internal business plan and conceptualized an initial website. We have reserved the domain name "torchtravels.com." Our loss since inception is $21,597 of which $17,423 is for legal fees, $3,852 for audit fees and $322 is for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 100 days after we complete our offering.

     Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock through a Section 4(2) offering in July 2003. This was accounted for as a sale of common stock.

     As of October 31, 2003, our total assets were $1,876 in cash and our total liabilities were $23,423 comprising of $14,785 owing to Frank Torchia, our sole president and director for payments made to our attorney for the incorporation of the company and the preparation of this registration statement, $3,638 owing for audit fees and $5,000 owing to our attorney for the balance of the services relating to this registration statement.


ITEM  3.  CONTROLS  AND  PROCEDURES


     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to
Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief
Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                           PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     Our SB2 Registration Statement was declared effective December 12, 2003
(Commission file no. 333-109644).   We are offering a minimum of 2,000,000
shares of common stock and a maximum of 4,000,000 shares of common stock at an offering price of $0.05 per share on a self - underwritten basis. The offering period is 90 days from the effective date of our Registration Statement. We may extend the offering period for an additional 90 days if we choose to do so. We have not sold any shares of common stock as of the date hereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K No reports on Form 8-K were filed during the quarter for which this report is filed.

     (b)  Exhibits
          None


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of January, 2004.

                                  TORCH EXECUTIVE SERVICES LTD.
                                  (Registrant)


                                  BY:   /s/ Frank Torchia
                                        -----------------
                                        Frank Torchia, President, Principal
                                        Executive Officer, Principal Financial
                                        Officer and member of the Board of
                                        Directors