Form 10QSB
period 2004-01-31
TORCH EXECUTIVE SERVICES LTD
filed 2004-03-15
CIK 1266719

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 333-109644

TORCH EXECUTIVE SERVICES LTD.

(Exact name of registrant as specified in its charter)

NEVADA	98-040339
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 4, 2004: 5,000,000.

PART I.   FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Balance Sheets

(Unaudited)

As at	January 31, 2004	July 31, 2003
	$	$

ASSETS

Current Cash	1,173	50
Total Assets	1,173	50

LIABILITIES

Current Accounts payable and accrued liabilities	3,867	16,665
Advances from a related party	19,785	1,785
Total Liabilities	23,652	18,450

STOCKHOLDER’ S DEFICIENCY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 5,000,000 shares	50	50
Deficit Accumulated During the Development Stage	(22,529)	(18,450)
Total Stockholder’s Deficiency	(22,479)	(18,400)
Total Liabilities and Stockholder’s Deficiency	1,173	50

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three		Cumulative
	Months	Six Months	From Inception
	Ended	Ended	on July 9, 2003
	January 31,	January 31,	to January 31,
	2004	2004	2004
	$	$	$

Revenue	-	-	-

General and Administrative Expenses
Audit	428	2,780	4,280
Filing and transfer agent fees	458	458	623
Legal fees	-	673	17,423
Office expenses	46	168	203
	932	4,079	22,529
Net Loss	(932)	(4,079)	(22,529)
Basic Loss Per Share	(0.00)	(0.00)	-
Weighted Average Number of Shares Outstanding	5,000,000	5,000,000	-

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statement of Stockholder’s Deficiency

(Unaudited)

From Inception on July 9, 2003 to January 31, 2004:

			Deficit
			Accumulated	Total
	Common Stock		During the	Stockholder’s
	Shares Amount		Stage	Deficiency
	$	$	$	$

Balance, July 9, 2003	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(18,450)	(18,450)

Balance, July 31, 2003	5,000,000	50	(18,450)	(18,400)

Net loss for the period	-	-	(4,079)	(4,079)

Balance, January 31, 2004	5,000,000	50	(22,529)	(22,479)

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six	Cumulative
	Months	from Inception
	Ended	on July 9, 2003
	January 31,	to January 31,
	2004	2004
	$	$
Cash provided by (used in):
Operating Activities

Loss from operations	(4,079)	(22,529)

Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,798)	3,867
Advances from a related party	18,000	19,785
Net cash provided by operating activities	1,123	1,123

Financing Activities

Common stock issued for cash	-	50
Net cash provided by financing activities	-	50

Increase in cash	1,123	1,173

Cash at beginning of period	50	-

Cash at end of period	1,173	1,173
Supplementary Disclosure of Statements of Cash Flows Information

Interest expense	68	-
Taxes	-	-

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions.  These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at July 31, 2003 filed with the Company’s Registration Form SB-2.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the six-month period ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ended July 31, 2004.

NOTE 2 – GOING CONCERN

The Company was incorporated in the State of Nevada on July 9, 2003.  It is a company entering into the development stage of its business of luxury travel and concierge services, offered on a personalized one-to-one basis, as well as through the internet.

The Company’s business is in the development stage.  At January 31, 2004 the Company has nominal cash on hand and will be dependant upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future.  To date the Company has not generated any revenues.  Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to the period ended January 31, 2004, the Company commenced offering its stock for sale to the public at a price of $0.05 per share with a minimum of 2,000,000 shares to be issued.   As at March 4, 2004, the Company had received $32,450 of share subscriptions.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website; locate, source and negotiate with resorts, airlines, hotels and other providers of luxury services for services and products to sell; and source out, develop and maintain a database of potential clients to buy our products.   Accordingly, we will need to raise cash from sources other than operations.  Our only other source of cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  We will begin operations by immediately initiating the development of our website once our offering is completed.  Our initial focus will be on the front page of our website “torchtravels.com”.  We will complete the back end website support once we have signed up a minimum of three exclusive resorts or retreats.  We believe that the back end technical aspects of our website will be sufficiently developed to use for our operations within 90 days from the initial development of our website.  Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we have raised money from our offering.

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

Subsequent to the end of the period, we commenced our initial offering.  As at March 4, 2004, we raised $32,450.   All the funds are held in escrow until a minimum of $100,000 is raised.  If we fail to raise the minimum of $100,000, all funds received will be returned to the original subscribers.

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

3.

After our office is established, which we said should be 7-10 days after completing our offering, we intend to hire an outside web designer to begin development on our website.  Our initial focus will be on the front page of our website “torchtravels.com”.  We also intend to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website.   We will also develop strategic relationships with travel agents, convention centers and spas.  We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada.  Once we have signed up a minimum of three exclusive resorts or retreats, we will complete the back end website support and will retain the outside technology provider to the following services and products: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support.  We believe we should have the minimum of three strategic alliances negotiated and signed within 30 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date.  The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

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

5.

Our marketing program will combine sourcing out service providers as well as clients to utilize those services.  The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process will start as soon as our office is operational and will be ongoing during the life of our operations.  Sourcing potential clients may consist of telephone surveys and may contain questions that would “qualify” the potential clients.   It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories.  The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

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

Until our website is fully operational, we do not believe that clients will use our services to book their travel arrangements.  We believe, however, that once our website is operational and we are able to provide a wide selection of services that we can offer to potential clients, they will utilize our services as their “personal concierge” for their travel needs.

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

Results of operations

From Inception on June 9, 2003 to January 31, 2004

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Registration Statement. We have developed an internal business plan and conceptualized an initial website.  We have reserved the domain name “torchtravels.com.”  Our loss since inception is $22,529 of which $17,423 is for legal fees, $4,280 for audit fees and $826 is for filing fees and general office costs.  We have not started our proposed business operations and will not do so until we have completed our offering. We expect to begin operations 100 days after we complete our offering.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in July 2003.  This was accounted for as a sale of common stock.

As of January 31, 2004, our total assets were $1,173 in cash and our total liabilities were $23,652 comprising of $19,785 owing to Frank Torchia, our sole president and director for payments made to our attorney for the incorporation of the company and preparation of this registration statement and loans directly to the company to pay on-going costs, $3,638 owing for audit fees and $229 for filing fees.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004.

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

Subsequent to the end of the period, we commenced our initial offering.  As at March 4, 2004, we raised $32,450.   All the funds are held in escrow until a minimum of $100,000 is raised.  If we fail to raise the minimum of $100,000, all funds received will be returned to the original subscribers.

Item 6.  Exhibits and Reports on Form 8-K.

(a)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)

Exhibits

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2004.

TORCH EXECUTIVE SERVICES LTD. (Registrant)

BY:	/s/ Frank Torchia Frank Torchia, President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors