Form 10QSB
period 2004-04-30
TORCH EXECUTIVE SERVICES LTD
filed 2004-06-14
CIK 1266719

========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 2004: 7,000,300.

PART I.   FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30,	July 31,
As at	2004	2003
	$	$

ASSETS

Current
Cash	96,644	50
Total Assets	96,644	50

LIABILITIES

Current
Accounts payable and accrued liabilities	578	16,665
Advances from a related party	19,785	1,785
Total Liabilities	20,363	18,450

STOCKHOLDER’ S EQUITY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value
Issued and outstanding: 7,000,300 shares
(July 31, 2003: 5,000,000 shares)	100,065	50
Deficit Accumulated During the Development Stage	(23,784)	(18,450)
Total Stockholder’s Equity	76,281	(18,400)
Total Liabilities and Stockholder’s Equity	96,644	50

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Cumulative
	Three	Nine	from
	Months	Months	Inception on
	Ended	Ended	July 9, 2003
	April 30,	April 30,	to April 30,
	2004	2004	2004
Revenue	$ -	$ -	$ -

General and Administrative Expenses
Audit	492	3,272	4,772
Filing and transfer agent fees	487	945	1,110
Legal fees	-	673	17,423
Office expenses & Bank charges	276	444	479
	1,255	5,334	23,784
Net Loss	(1,255)	(5,334)	(23,784)
Basic Loss Per Share	(0.00)	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	5,622,222	5,204,380

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statement of Stockholder’s Equity

(Unaudited)

From Inception on July 9, 2003 to April 30, 2004:

			Deficit
			Accumulated	Total
			During the	Stockholder’s
	Common Stock		Development	Equity
	Shares	Amount	Stage	(Deficiency)
		$	$	$

Balance, July 9, 2003	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(18,450)	(18,450)

Balance, July 31, 2003	5,000,000	50	(18,450)	(18,400)

Net loss for the period	-	-	(3,147)	(3,147)

Balance, October 31, 2003	5,000,000	50	(21,597)	(21,547)

Net loss for the period	-	-	(932)	(932)

Balance, January 31, 2004	5,000,000	50	(22,529)	(22,479)

Common stock issued for cash	2,000,300	100,015	-	100,015

Net loss for the period	-	-	(1,255)	(1,255)

Balance, April 30, 2004	7,000,300	100,065	(23,784)	76,281

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		Cumulative
	Nine	From
	Months	Inception On
	Ended	July 9, 2003 to
	April 30,	April 30,
	2004	2004
	$	$
Cash provided by (used in):
Operating Activities

Loss from operations	(5,334)	(23,784)

Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(16,087)	578
Advances from a related party	18,000	19,785
Net cash used in operating activities	(3,421)	(3,421)

Financing Activities

Common stock issued for cash	100,015	100,065
Net cash provided by financing activities	100,015	100,065

Increase in cash	96,594	96,644

Cash at beginning of period	50	-

Cash at end of period	96,644	96,644

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that can be expected for the year ended July 31, 2004.

NOTE 2 – GOING CONCERN

The Company was incorporated in the State of Nevada on July 9, 2003.  It is a company entering into the development stage of its business of luxury travel and concierge services, offered on a personalized one-to-one basis, as well as through the internet.

The Company’s business is in the development stage.  At April 30, 2004 the Company has limited cash resources.  To date the Company has not generated any revenues and there is no assurance that a self-sustaining level of operations will ever be achieved.  The Company will be dependant upon raising additional capital through the sale of its common stock to continue the development of its business.  Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations. The likely outcome of these future events is indeterminable.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website; locate, source and negotiate with resorts, airlines, hotels and other providers of luxury services for services and products to sell; and source out, develop and maintain a database of potential clients to buy our products.   Accordingly, we must raise cash from sources other than our operations.  Our only other source of cash at this time is investments by others in our company.  On April 2, 2004 we completed our public offering by raising $100,015.  We sold 2,000,300 shares of our common stock at an offering price of five cents per share.

We had cash resources of $96,644 as at April 30, 2004.  We do not know how long the money will last; however, we do believe it will last twelve months.  We believe that we have raised enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced.   If we are unable to obtain and secure providers of services to provide us with services to resell to our clients or enough clients willing to buy the services at higher than the prices we have negotiated with our suppliers, we may quickly use up the proceeds of the amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash. Other than as described in this paragraph, we have no other financing plans.

We have begun initiating the development of our website now that our offering is completed.  Our initial focus is on the front page of our website “torchtravels.com”.  We will complete the back end website support once we have signed up a minimum of three exclusive resorts or retreats.  We believe that the back end technical aspects of our website will be sufficiently developed to use for our operations within 90 days from the initial development of our website.

Plan of Operation

Now that we have raised funds in our initial public offering ($100,015), we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development.  We do not expect to purchase or sell plant or significant equipment.  Further we do not expect significant changes in the number of employees, currently at zero.

Now that our public offering is complete, our specific goal is to profitably sell our services on our Internet website to the luxury market travelers.  We intend to accomplish the foregoing through the following milestones:

1.

We will now begin to establish our office and acquire the equipment we need to begin operations in order to more effectively and professionally produce correspondence to send to prospective service providers and clients.   We believe that it will cost approximately $5,000 to establish our office.  We do not intend to hire employees at this time.  Our sole officer and director will handle our administrative duties.

2.

We contracted an outside web designer to begin development on our website.  Our initial focus is on the front page of our website “torchtravels.com”.  We have contracted Will Kuo, an independent web designer, to design our website.  Once the website design is complete, we will then begin to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website.   We will also develop strategic relationships with travel agents, convention centers and spas.  We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada.  Once we have signed up a minimum of three exclusive resorts or retreats, we will complete the back end website support and will retain the outside technology provider to the following services and products: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support.  We believe we should have the minimum of three strategic alliances negotiated and signed within 30 to 60 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our back end database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date.  The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.

As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We also intend to attend tradeshows and conferences.  We intend to target business executives, corporations and high-income individuals to become potential users of our services.  Initially we will aggressively court the key database of corporate contacts provided by our president, Frank Torchia.  We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.

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

5.

Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

In summary, we now estimate that we should be in full operation and receiving orders within approximately 90 days of the initial launch of our website rather than 100 days of completing our offering as previously anticipated. We estimate that we will generate revenue 120 to 180 days after beginning full operations.

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

Results of Operations

From Inception on June 9, 2003 to April 30, 2004

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Registration Statement. We have developed an internal business plan and conceptualized an initial website.  We have reserved the domain name “torchtravels.com.” and contracted Will Kuo to begin the design process on it.  Our loss since inception is $ 23,784 of which $ 17,423 is for legal fees, $ 4,772 for audit fees and $1,110 is for filing fees and $479 for general office costs.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 2,000,300 shares of common stock in our SB2 offering for $100,015.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in July 2003.  This was accounted for as a sale of common stock at $50.  We issued 2,000,300 shares of common stock through our public offering that closed on April 2, 2004 that raised $100,015.

As of April 30, 2004, our total assets were $ 96,644 in cash and our total liabilities were $20,363 comprising of $19,785 owing to Frank Torchia, our sole president and director for payments made to our attorney for the incorporation of the company and preparation of the registration statement and loans directly to the company to pay on-going costs, $428 owing for audit fees and $150 for filing fees.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).   Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10thth day of June 2004.

TORCH EXECUTIVE SERVICES LTD. (Registrant)

BY:	/s/ Frank Torchia Frank Torchia, President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors