Form 10KSB
period 2004-07-31
TORCH EXECUTIVE SERVICES LTD
filed 2004-10-29
CIK 1266719

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended – July 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number: 333-109644

TORCH EXECUTIVE SERVICES LTD.

(Name of small business in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-040339 (Employer Identification No.)

124 Minikada Bay

Winnipeg, Manitoba

Canada R2C 0G7

 (Address of principal executive offices, including zip code.)

(204) 222-1959

(Registrant's telephone number, including area code)

n/a

 (Former Name or Former Address, if changed since last Report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X  ]   NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  X  ]

State issuer’s revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

October 1, 2004 – There are approximately 2,000,300 shares of voting common stock of the Company held by non-affiliates.  The aggregate market value of the voting common stock held by non-affiliates on October 1, 2004, computed at the price at which the stock was sold, was $100,015, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: October 1, 2004 –7,000,300 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format  (Check one):

     YES [ X  ]   NO [  ]

#

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

The Company

We were incorporated in the State of Nevada on July 9, 2003. To date, our only activities have been organizational.  We are developing a website (www.torchtravels.com) that will offer a comprehensive list of services that we can provide to the business executive and other professional traveler.  We will specialize in the business of providing assistance to corporate entities and individuals to maximize their travel experience and enable clients to increase their own profitability by saving them time.  We have not generated any revenues and the only operation we have engaged in is the development of a business plan and the design and creation of the front page of our website. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511.  Our business office is located at 124 Minikada Bay, Winnipeg, Manitoba, Canada R2C 0G7.  Our telephone number is (204) 222-1959.  This is the home office of our President, Frank Torchia. We do not pay any rent to Mr. Torchia and there is no agreement to pay any rent in the future.

Background

On December 12, 2003, the Company’s Form SB2 Registration Statement was declared effective by the Securities and Exchange Commission, File no.  333-109644, which registered 4,000,000 shares of common stock.

The offering was terminated on April 2, 2004 after the Company sold 2,000,300 of the 4,000,000 shares of registered common stock at an offering price of $0.05 per share.   An aggregate of $100,015 was raised from the offering.

We have developed our internal business plan and have begun creating our website, www.torchtravels.com.  At present, our initial focus is on the front page of the website that is near completion.  We have begun to establish our office and acquire the equipment needed to begin operations.  As of September 8, 2004, the Company’s stock was quoted over the counter on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “TESV”.

Implementation of Business Plan

We intend to continue developing our website (www.torchtravels.com). We intend to position ourselves as a service provider within the luxury travel market.  We intend to offer the highest quality travel packages and concierge services to our clients.   Our target market will be made up of corporations and individuals who can afford and prefer to travel luxuriously, and are able to discern that paying for our services will enable them to buy one of the most valuable assets of all Atime.@    We intend to be defined by the quality of the unique aspects of our services.  Those aspects will include superior personal assistance, event and conference planning, travel consultation and arrangements, and full service concierge assistance.

Services Offered

We intend to offer the following services:

Corporate Concierge and Assistance

* * * * *	Leisure Activities Coordination Theater and Sporting Events Referral and Tickets Dinners and Spa Referral and Reservations Reminder Service Gift or Shopping Coordination

Event and Conference Planning

* * * *	Corporate Retreats Executive Meetings Training Seminars Sales Conferences

We will assist in organizing meetings and conferences.  We will assist in site selection, room reservations, transportation and all other aspects of the meetings as required.

Corporate Travel Arrangements

* * *	Trip Itinerary Planning Customized Tour Packages to luxury resorts and retreats Air and Ground Transportation

We will book all aspects of the corporate and leisure travel for our clients and will create a database of information that will enable us to immediately identify our client=s personal preferences.  Our goal is not only to meet the travel needs of our clients, it is to anticipate them.

Competitive Factors

The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the computer and other technical fields. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Most hotels and resorts have their own websites and upon initiating our website operations, we will be competing with the foregoing.   We intend to differentiate ourselves by offering a much more personalized service.  We will handle all aspects of the travel arrangements - air travel, hotel accommodations, car rental, limousine pick-up, floral arrangements, dinner, tickets for theatre productions or shows, having your suit or dress pressed, down to ensuring that a specific brand of water is available in your hotel room.   We intend to act as a personal concierge or executive assistant throughout the duration of the trip.

The luxury travel market is a small niche market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established travel agencies with records of success will attract qualified clients away from us. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of services and the quality of services that we intend to provide.

Marketing

We intend to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers.  We also intend to attend tradeshows and conferences.   We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws.  Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  Torch Executive Services Ltd. will not provide personal information regarding our users to third parties.  However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for the Company’s products.

The Company is not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place.  Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Employees and Employment Agreements

Torch Executive Services Ltd. currently has no employees.  The Company is currently managed by Frank Torchia, the Company’s President.  The Company hires consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.  The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt plans in the future.

Available Information and Reports to Securities Holders

Torch Executive Services Ltd. is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission.  Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission’s public reference room and the website of Commission’s Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms.  The Company’s filings with the Commission are also available to the public from the Commission’s website at http://www.sec.gov.

ITEM 2.

DESCRIPTION OF PROPERTY.

Our business office is located at 124 Minikada Bay, Winnipeg, Manitoba, Canada R2C 0G7.  This is the home office of our President, Frank Torchia. We do not pay any rent to Mr. Torchia and there is no agreement to pay any rent in the future.

The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no “established trading market” for shares of the Company’s common stock.  As of September 8, 2004, the Company’s common stock was quoted over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc., under the symbol “TESV”.  No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at October 1, 2004 the Company had 41 shareholders of record of common stock.

Dividends

Torch Executive Services Ltd. has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends in its common stock, except that dividends may not be paid to render it insolvent.  Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for its operations in the foreseeable future.

Section 15(g) of the Exchange Act

Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Use of Proceeds – December 12, 2003 to July 31, 2004

Our SB2 Registration Statement was declared effective December 12, 2003 (Commission file no. 333-109644). We offered up to a total of 4,000,000 shares of common stock on a self underwritten basis, 2,000,000 shares minimum, 4,000,000 shares maximum at the offering price of $0.05 per share. On April 2, 2004 we completed our public offering by raising $100,015.  We sold 2,000,300 shares of our common stock at an offering price of $0.05 per share.  No direct or indirect payments were made to directors, officers, general partners of the issuer or their associates in connection with the offering.

From December 12, 2003, the effective date of the Securities Act Registration Statement, to July 31, 2004, from the $100,015 raised, we have incurred $1,456 to purchase computer equipment to establish our office, $7,188 in audit fees, $673 in legal fees; $3,697 in general working capital for a total of $13,014.

Recent Sales of Unregistered Securities

None

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report.  Such factors include, those discussed in “Management’s Discussion and Analysis or Plan of Operation” and “Results of Operations”, as well as those discussed elsewhere in this report.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

Financial Condition, Liquidity and Capital Resources

We are a start-up stage corporation and have not generated or realized any revenues from our business operations.

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

We had cash resources of $92,679 as at July 31, 2004.  We do not know how long the money will last, however, we do believe it will last twelve months.  We believe that we have raised enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced.   If we are unable to obtain and secure providers of services to provide us with services to resell to our clients or enough clients willing to buy the services at higher than the prices we have negotiated with our suppliers, we may quickly use up the proceeds of the amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash. Other than as described in this paragraph, we have no other financing plans.

We have begun the development of our website now that our offering is completed.  Our initial focus is on the front page of our website “torchtravels.com”.  We will complete the back end website support once we have signed up a minimum of three exclusive resorts or retreats.  We believe that the back end technical aspects of our website will be sufficiently developed to use for our operations within 90 days from the initial launch of our website.

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

1.

We have begun to establish our office and acquire the equipment we need to begin operations in order to more effectively and professionally produce correspondence to send to prospective service providers and clients.  We do not intend to hire employees at this time.  Our sole officer and director will handle our administrative duties.

2.

We have contracted an outside web designer to begin development on our website.  Our initial focus is on the front page of our website “torchtravels.com”.  We have contracted Will Kuo, an independent web designer, to design our website.  Once the website design is complete, we will then begin to contact and negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website.   We will also develop strategic relationships with travel agents, convention centers and spas.  We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada.  Once we have signed up a minimum of three exclusive resorts or retreats, we will complete the back end website support and will retain the outside technology provider to the following services and products: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support.  We believe we should have the minimum of three strategic alliances negotiated and signed within 60 to 90 days of setting up our office. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our back end database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date.  The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

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

In summary, we now estimate that we should be in full operation and receiving orders within approximately 90 days of the initial launch of our website. We estimate that we will generate revenue 120 to 180 days after beginning full operations.

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

Results of Operations

From Inception on June 9, 2003 to July 31, 2004

Since incorporation we hired the attorney and hired the auditor for the preparation of our SB2 Registration Statement.  On December 12, 2003, the Company’s Form SB2 Registration Statement was declared effective by the Securities and Exchange Commission, File no.  333-109644, which registered 4,000,000 shares of common stock.

We have developed our internal business plan and have begun creating our website.  We reserved the domain name “torchtravels.com.” and contracted Will Kuo to do the design process on it.  At present, our initial focus is on the front page of the website that is near completion.   Our loss since inception is $30,164 of which $17,423 is for legal fees, $8,688 for audit fees and $1,882 is for filing fees; $731 for general office costs, $1,285 for website development and $155 in depreciation.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $50 and 2,000,300 shares of common stock in our SB2 offering for $100,015.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in July, 2003.  This was accounted for as a sale of common stock at $50.  We issued 2,000,300 shares of common stock through our public offering that closed on April 2, 2004 that raised $100,015.

As of July 31, 2004, our total assets were $ 93,979 in cash and equipment and our total liabilities were $24,078 comprising of $19,785 owing to Frank Torchia, our sole president and director for payments made to our attorney for the incorporation of the company and preparation of the registration statement and loans directly to the company to pay on-going costs, $3,852 owing for audit fees; $404 for filing fees and $37 in office expenses.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.  The Company will require additional capital to fund any future plan of operations.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements for Torch Executive Services Ltd. are at the end of this Report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to July 31, 2004, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406-455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1 as set forth in their report included herein.

ITEM 8A.

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures:  Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)

Changes in Internal Control over Financial Reporting:  There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of the director and executive officer of Torch Executive Services Ltd.:

Name and Address	Age	Positions

Frank T. Torchia 124 Minikada Bay Winnipeg, Manitoba Canada R2C 0G7	61	Chief Executive and Financial Officer, President, Secretary, Treasurer and Director

Background of Officers and Directors

FRANK T. TORCHIA B 61

Mr. Torchia has been involved in the travel and hospitality industry in managerial positions since 1964.  As an Assistant Manager at CP Air in Winnipeg, Manitoba from November 1964 to January of 1976, he monitored the quality control of job performances and delegated training assignments and administration duties to airline staff.

In January of 1976,  Mr. Torchia left CP Air to join Canadian Airlines International, a major Canadian airline, in Winnipeg, Manitoba again in a top managerial position.  Mr. Torchia supervised a staff that grew from twenty-four to seventy-five in number. His duties included interviewing and hiring personnel and maintaining a high level of customer relations and service to the traveling public.

In June of 1985 he was promoted to Corporate Sales Manager at Canadian Airlines International.  In his new position based in Winnipeg, Mr. Torchia managed a vast sales territory which included Manitoba, Saskatchewan and Northern Alberta.  He serviced over seventy-five travel agency owners and travel consultants as well as over thirty key corporate accounts.  Mr. Torchia prepared travel agency and corporate productivity reports, prepared and maintained budgets, researched and created sales lead lists to obtain more corporate business travel for the airline.  Mr. Torchia was successful in developing new corporate accounts and entering into exclusive agreements with these corporations for all of their business travel needs.

Retired from Canadian Airlines International in May, 1999, Mr. Torchia accepted a position as Corporate Sales Manager with the Winnipeg Convention Center, a large meeting and convention center in Winnipeg, Manitoba.  There, he serviced new and existing corporate clientele overlooking their business meeting and convention requirements until October, 2002.

Since November 2002,  Mr. Torchia has been engaged as an Airport Representative for Sunquest Vacations West in Winnipeg, Manitoba providing ticketing assistance to charter passengers traveling to vacation destinations.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

To the best knowledge of the Company, the director, officer and person who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company has adopted a code of business conduct and ethics for its director, officer and any future employees.  The Code of Ethics is attached at the end of this report as Exhibit 14.1.

Family Relationships

N/A

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer  (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

Frank T. Torchia

   2004

0

0

0

0

0

0

0

CEO, CFO

   2003

0

0

0

0

0

0

0

President

   2002

n/a

n/a

n/a

n/a

n/a

n/a

n/a

and Director

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officer and director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to the executive officer and director since our inception, accordingly, no stock options have been exercised by the officer and director in fiscal 2004.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s director is compensated for services provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

N/A

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 1, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent Of Class
Frank T. Torchia 124 Minikada Bay Winnipeg, Manitoba Canada R2C 0G7 CEO, CFO, President and Director	5,000,000 common shares	71.4%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

The Company has no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director, executive officer or nominee for election as a director of Torch Executive Services Ltd., and no owner of five percent or more of the Company’s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K.

(a)

Exhibits

14.1

Code of Ethics

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Financial Officer

Index to Exhibits Incorporated by Reference

3.1       Articles of Incorporation (1)

3.2       Bylaws (2)

Exhibits Incorporated by Reference

(1)         Filed as an exhibit to Registrant’s SB2 Registration Statement on October 10, 2003 and incorporated herein by reference.

.

(2)

Filed as an exhibit to Registrant’s SB2 Registration Statement on October 10, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

None

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Hoogendoorn Vellmer, Chartered Accountants provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$ 4,836	$ 3,210
Audit-related fees (2)	0	0
Tax fees (3)	$428	$214
All other fees (4)	0	0

Total	$ 5,264	$ 3,424

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2004 and 2003, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)

Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4

During fiscal 2004 and 2003, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit  services by Hoogendoorn Vellmer, Chartered Accountants, is compatible with maintaining Hoogendoorn Vellmer’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of October, 2004.

TORCH EXECUTIVE SERVICES LTD. (Registrant)

BY:	/s/ Frank T. Torchia Frank T. Torchia, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Frank T. Torchia Frank T. Torchia	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors	10/27/2004

#

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Torch Executive Services Ltd.

(A Development Stage Company)

We have audited the accompanying balance sheets of Torch Executive Services Ltd. as at July 31, 2004 and 2003 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended July 31, 2004, the 23 day period ended July 31, 2003 and the period cumulative from inception on July 9, 2003 to July 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Torch Executive Services Ltd. as at July 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended July 31, 2004, the 23 day period ended July 31, 2003 and the period cumulative from inception on July 9, 2003 to July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s business is in the development stage and has not generated any revenue to date.  At July 31, 2004 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  These factors together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Vancouver, Canada

                                            "Hoogendoorn Vellmer"

October 6, 2004

                              Chartered Accountants

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Balance Sheets

As at	July 31, 2004	July 31, 2003

    $

             $

ASSETS

Current assets Cash and cash equivalents	92,679	50

Equipment (Note 3)	1,300	-
Total Assets	93,979	50

LIABILITIES

Current liabilities Accounts payable and accrued liabilities	4,293	16,665
Advances from a related party(Note 4)	19,785	1,785
Total Liabilities	24,078	18,450

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock (Note 5)
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 7,000,300 shares (July 31, 2003: 5,000,000 shares)	70	50
Additional Paid-In Capital	99,995	-
Deficit Accumulated During the Development Stage	(30,164)	(18,450)
Total Stockholders’ Equity (Deficiency)	69,901	(18,400)
Total Liabilities and Stockholders’ Equity (Deficiency)	93,979	50

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Operations

	Year Ended July 31, 2004	Period from July 9, 2003 to July 31, 2003	Cumulative from Inception on July 9, 2003 to July 31, 2004
Revenue	$ -	$ -	$ -

General and Administrative Expenses
Audit fees	7,188	1,500	8,688
Depreciation	155	-	155
Filing and transfer agent fees	1,717	165	1,882
Legal fees	673	16,750	17,423
Office expenses & bank charges	696	35	731
Website development	1,285	-	1,285
	11,714	18,450	30,164
Net Loss	(11,714)	(18,450)	(30,164)
Basic Loss Per Common Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	5,667,397	5,000,000

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From Inception on July 9, 2003 to July 31, 2004:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
		$	$	$	$
Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(18,450)	(18,450)

Balance, July 31, 2003	5,000,000	50	-	(18,450)	(18,400)

Common stock issued for cash on April 2, 2004	2,000,300	20	99,995	-	100,015

Net loss for the year	-	-	-	(11,714)	(11,714)

Balance, July 31, 2004	7,000,300	70	99,995	(30,164)	69,901

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Statements of Cash Flows

	Year Ending July 31, 2004	Period from July 9, 2003 to July 31, 2003	Cumulative from Inception on July 9, 2003 to July 31, 2004
	$	$	$
Cash provided by (used in):
Operating Activities

Net loss	(11,714)	(18,450)	(30,164)
Items not requiring cash:
Depreciation	155	-	155
Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,372)	16,665	4,293
Net cash used in operating activities	(23,931)	(1,785)	(25,716)

Investing Activities

Purchase of office equipment	(1,455)	-	(1,455)

Net cash used in investing activities	(1,455)	-	(1,455)

Financing Activities

Advances from a related party	18,000	1,785	19,785
Common stock issued for cash	100,015	50	100,065
Net cash provided by financing activities	118,015	1,835	119,850

Increase in cash	92,629	50	92,679

Cash at beginning of period	50	-	-

Cash at end of period	92,679	50	92,679

SUPPLEMENTARY DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION

Interest expense	182	-	182
Income taxes	-	-	-
Foreign exchange (gain) loss	-	-	-

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2004 and 2003

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on July 9, 2003.  It is a company entering into the development stage of its business of luxury travel and concierge services, offered on a personalized one-to-one basis, as well as through the internet, in North America.

The Company’s business is in the development stage.  Planned principal business activities have not yet commenced.  To date, the Company has not yet generated revenue.  At July 31, 2004 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.  The likely outcome of these future events is indeterminable.  These factors together raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  As at July 31, 2004, the Company has cash and cash equivalents in the amount of $US 47,500 of which $ US 45,179 is over the insured limit. (2003 - $nil).

Equipment

Equipment is recorded at cost on acquisition and depreciated over its estimated useful live as follows:

Office furniture and equipment

30% declining balance

Equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2004 and 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments and Financial Risk

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and advances from a related party.  The fair value of the current assets and liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Website and Software Development Costs

The Company considers website and software development activities to be inherent to its continuing business and charges associated costs to operations in the period in which they are incurred.

Basic Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share on the potential exercise of equity-based financial instruments is the same as basic income (loss) per share for the periods ended July 31, 2004 and 2003.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

Impairment of Long-Live Assets and Long-Live Assets to be Disposed of

In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” among other items. The Company adopted the provisions of SFAS No. 144 as of July 31, 2004. Similar to SFAS No. 121, SFAS No. 144 established procedures for review of recoverability, and measurement of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 also requires that long-lived assets to be disposed of other than by sale shall continue to be classified as held and used until disposal. Further, SFAS No. 144 specifies the criteria for classifying long-lived assets as “held for sale” and requires that long-lived assets to be disposed of by sale be reported as the lower of carrying amount or fair value less estimated selling costs. Management believes that there has not been any impairment of the Company’s long-lived assets as at July 31, 2004.

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2004 and 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

In June 1997, the FASB issued SFAS 130, “Reporting Comprehensive Income” (“SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended July 31, 2004 and 2003, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	2004			2003
			Net	Net
	Cost	Accumulated Depreciation	Book Value	Book Value
	$	$	$	$

Office equipment	1,455	(155)	1,300	-

NOTE 4 – ADVANCES FROM A RELATED PARTY

A director and officer of the Company is owed $19,785 as at July 31, 2004 for expenses paid on behalf of the Company (2003 - $1,785).  The amount is non-interest bearing, non-secured and due on demand.

NOTE 5 – COMMON STOCK

The common stock is not subject to warrants, options or agreements as at July 31, 2004 and 2003.

TORCH EXECUTIVE SERVICES LTD.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2004 and 2003

NOTE 6 – INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefit of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are as follows:

	Year Ending July 31, 2004	Period from July 9, 2003 to July 31, 2003	Cumulative from Inception on July 9, 2003 to July 31, 2004

	$	$	$
Net operating loss carried forward (expiring 2023 and 2024)	11,714	18,450	30,164
Statutory and effective tax rate	15%	15%	15%

Total deferred tax assets	1,800	2,800	4,600
Less: valuation allowance	(1,800)	(2,800)	(4,600)
Net deferred tax assets	-	-	-