Form 10QSB
period 2004-10-31
TORCH EXECUTIVE SERVICES LTD
filed 2004-12-14
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the transition period from to

COMMISSION FILE NUMBER: 333-109644

TORCH EXECUTIVE SERVICES LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-040339
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

124 Minikada Bay
Winnipeg, Manitoba
Canada R2C 0G7
(Address of principal executive offices)

(204) 222-1959
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004: 7,000,300.

Item 1 - Financial Statement

TORCH EXECUTIVE SERVICES LTD.
(A Development Stage Company)
Balance Sheets
(Unaudited)

As at	October 31, 2004	July 31, 2004
	$	$
ASSETS
Current assets
Cash	92,307	92,679

Equipment	1,203	1,300

Total Assets	93,510	93,979

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	6,311	4,293
Advances from a related party	19,785	19,785

Total Liabilities	26,096	24,078

STOCKHOLDER’ S EQUITY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 7,000,300 shares (July 31, 2004: 7,000,300 shares)	70	70

Additional Paid-In Capital	99,995	99,995

Deficit Accumulated During the Development Stage	(32,651)	(30,164)

Total Stockholder’s Equity	67,414	69,901

Total Liabilities and Stockholder’s Equity	93,510	93,979

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Cumulative from Inception on July 9, 2003 to October 31, 2004
	$	$	$
Revenue	-	-	-

General and Administrative Expenses
Accounting & Administration	1,000	-	1,000
Audit	428	2,352	9,116
Depreciation	97	-	252
Filing and transfer agent fees	845	-	2,727
Legal fees	-	673	17,423
Office expenses & bank charges	117	122	848
Website development	-	-	1,285

	2,487	3,147	32,651

Net Loss	(2,487)	(3,417)	(32,651)

Basic Loss per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	7,000,300	5,000,000

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.
(A Development Stage Company)
Statement of Stockholder’s Equity
(Unaudited)

From Inception on July 9, 2003 to October 31, 2004:

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
		$	$	$	$

Common stock issued for cash on July 9, 2003	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(18,450)	(18,450)

Balance, July 31, 2003	5,000,000	50	-	(18,450)	(18,400)

Common stock issued for cash on April 2, 2004	2,000,300	20	99,995	-	100,015

Net loss for the year	-	-	-	(11,714)	(11,714)

Balance, July 31, 2004	7,000,300	70	99,995	(30,164)	69,901

Net loss for the period	-	-	-	(2,487)	(2,487)

Balance, October 31, 2004	7,000,300	70	99,995	(32,651)	67,414

See accompanying Notes to the Financial Statements

 TORCH EXECUTIVE SERVICES LTD.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2004	Three Months Ended October 31, 2003	Cumulative from Inception on July 9, 2003 to October 31, 2004
	$	$	$
Cash provided by (used in):

Operating Activities

Net loss	(2,487)	(3,147)	(32,651)
Items not requiring cash:
Depreciation	97		252
Cash provided by changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,018	(8,027)	6,311

Net cash used in operating activities	(372)	(11,174)	(26,088)

Investing Activities

Purchase of office equipment	-	-	(1,455)

Net cash used in investing activities	-	-	(1,455)

Financing Activities

Advances from a related party	-	13,000	19,785
Common stock issued for cash	-	-	100,065

Net cash provided by financing activities	-	(13,000)	119,850

Increase (decrease) in cash	(372)	1,826	92,307

Cash at beginning of period	92,679	50	-

Cash at end of period	92,307	1,876	92,307

See accompanying Notes to the Financial Statements

TORCH EXECUTIVE SERVICES LTD.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at July 31, 2004.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended October 31, 2004 are not necessarily indicative of the results that can be expected for the year ended July 31, 2005.

NOTE 2 -	GOING CONCERN

The Company was incorporated in the State of Nevada on July 9, 2003. It is a company entering into the development stage of its business of luxury travel and concierge services, offered on a personalized one-to-one basis, as well as through the internet.

The Company’s business is in the development stage. At October 31, 2004 the Company has limited cash resources and will be dependant upon raising additional capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. To date the Company has not generated any revenues. Management intends to offer for sale additional common stock, however there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Our auditors have issued a going concern opinion. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website; locate, source and negotiate with resorts, airlines, hotels and other providers of luxury services for services and products to sell; source out and maintain a database of potential clients to buy our products. Our only other source of cash at this time is investments by others in our company. On April 2, 2004 we completed our public offering by raising $100,015. We sold 2,000,300 shares of our common stock at an offering price of five cents per share.

We had cash resources of $92,307 as at October 31, 2004. We do not know how long the money will last, however, we do believe it will last twelve months. We believe that we have raised enough money through our offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to obtain and secure providers of services to provide us with services to resell to our clients or enough clients willing to buy the services at higher than the prices we have negotiated with our suppliers, we may quickly use up the proceeds of the amount of money from our offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash. Other than as described in this paragraph, we have no other financing plans.

We have begun the development of our website. We will complete the back end website support once we have signed up a minimum of three exclusive resorts or retreats.

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

Our specific goal is to profitably sell our services on our Internet website to the luxury market travelers. We intend to accomplish the foregoing through the following milestones:

1.	We have established our office and acquired the equipment we need to begin operations in order to more effectively and professionally produce correspondence to send to prospective service providers and clients. We do not intend to hire employees at this time. Our sole officer and director handles our administrative duties and we hire contractors as needed to assist us.

2.	We contracted an outside web designer to develop our website. We have contracted Will Kuo, an independent web designer, to design our website. The front page of our website has recently been completed. We intend to now begin to contact and attempt to negotiate with high-end five-star resorts, hotels, retreats, spas, limousine services and private charter airlines to offer their products and services on our website. We intend to also develop strategic relationships with travel agents, convention centers and spas. We plan to attend industry trade shows that are oriented towards creating opportunities for us to develop important relationships with the management of luxury properties in the US and Canada. Once we have signed up a minimum of three exclusive resorts or retreats, we will complete the back end website support and will retain the outside technology provider to the following services and products: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, hotmetal/miva script, shopping cart, secure transactions signio support and cybercash support. We had anticipated we should have the minimum of three strategic alliances negotiated and signed within 30 to 60 days of setting up our office. At present, we have not yet secured a contract with a service provider. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. When service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $20,000 in order to have our website initially operational and $10,000 to have our back end database initially ready to receive information. Both the initial operation of the website and the database is anticipated to be ready within 60 days from the start date. The start date will be once a minimum of three resorts or retreats have agreed to let us represent them. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.	As soon as our website is operational, we will begin to market our website in the United States and in Canada through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers. We intend to target business executives, corporations and high-income individuals to become potential users of our services. Initially we will aggressively court the key database of corporate contacts provided by our president, Frank Torchia. We may utilize inbound links that connect directly to our website from other sites. Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $15,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.	Our marketing program will combine sourcing out service providers as well as clients to utilize those services. The process of sourcing out service providers includes identifying owners and management of resorts, hotels, retreats, spas, private charter companies, etc. via the Internet and research in trade magazines and directories. This process began when our office became operational and will be ongoing during the life of our operations. Sourcing potential clients may later consist of telephone surveys and may contain questions that would “qualify” the potential clients. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of travel journals, business magazines, newspapers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to be $10,000 to $20,000.

5.	Within 90 days from the initial launch of our website, we believe that we will begin booking travel arrangements for our clients. Once the website is fully operational and we have begun to book travel arrangements for our customers, we intend to hire 1 or 2 part-time salesperson(s) to call on additional hotels, resorts and service providers to introduce them to our website.

In summary, we estimate that we should be in full operation and receiving orders within approximately 30-60 days of the initial launch of our website rather than 100 days of completing our offering as initially anticipated. We estimate that we will generate revenue 120 to 180 days after beginning full operations.

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

Results of Operations

From Inception on June 9, 2003 to October 31, 2004

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Registration Statement. We have developed an internal business plan and begun the initial website development. We have reserved the domain name “torchtravels.com.” and contracted Will Kuo to design it. As at September 8, 2004, the Company’s stock was quoted over- the -counter on the Bulletin Board operated by the National Association of Securities Dealers Inc. under the symbol “TESV”. We have begun to source out service providers for our website. We have begun to source out clients that will potentially use our site once it is completed. Our loss since inception is $ 32,651of which $ 17,423 is for legal fees, $ 9,116 for audit fees, $1,285 for website development, $1,000 in accounting and administration, $2,727 is for filing fees and transfer agency fees, $848 for general office costs and $252 in depreciation.

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

As of October 31, 2004, our total assets are $ 93,510 in cash and equipment and our total liabilities were $26,096 comprising of $19,785 owing to Frank Torchia, our sole president and director for payments made to our attorney for the incorporation of the company and preparation of the registration statement and loans , $150 for filings, $150 for transfer agent fees, $1,731 for office expenses and $4,280 for auditor fees.

Item 3.	Controls and Procedures

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

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K
No reports on Form 8-K were filed during the quarter for which this report is filed.

(b)	Exhibits
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December, 2004.

TORCH EXECUTIVE SERVICES LTD. (Registrant)

By:	/s/ Frank Torchia

Frank Torchia, President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors