Form 10QSB
period 2005-03-31
Harbin Electric, Inc
filed 2005-05-13
CIK 1266719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-51006

                              HARBIN ELECTRIC, INC.
                 (Name of small business issuer in its charter)

                 Delaware 98-040339 (State or other jurisdiction
               of incorporation) (IRS Employer Identification No.)

                   No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
              Harbin Kai Fa Qu, Harbin, People's Republic of China
                                     150060
                    (Address of principal executive offices)

                                 86-451-86116757
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,787,335 shares of common stock, par value $0.00001 per share

                                Table of Contents

                                                                                                             Page No.
Part I.  Financial Information
Item 1        Financial Statements (Unaudited):

              Consolidated Statements of Operations (unaudited)
              for the Three Months Ended March 31, 2005 and 2004................................................1

              Consolidated Balance Sheet
              as of March 31, 2005..............................................................................2

              Consolidated Cash Flow Statements
              For the Three Months Ended March 31, 2005 and 2004................................................3

              Notes to the Consolidated Financial Statements....................................................4

Item 2        Management's Discussion and Analysis or Plan of Operation.........................................16

Item 3        Controls and Procedures...........................................................................21

Part II. Other Information

Item 6        Exhibits and Reports on Form 8-K..................................................................21

Signatures......................................................................................................23

Index to Exhibits...............................................................................................24


                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   FOR THE THREE MONTH
                                                                                       PERIODS ENDED
                                                                           March 31, 2005            March 31, 2004
                                                                         --------------------    --------------------
Net revenue                                                              $     4,128,297         $             -

Cost of revenue                                                                2,078,060                       -
                                                                         --------------------    --------------------
Gross profit                                                                   2,050,237                       -

Operating expenses
     Selling expenses                                                            106,588                       -
     General and administrative expenses                                         251,700                   3,357
                                                                         --------------------    --------------------
        Total operating expenses                                                 358,288                   3,357
                                                                         --------------------    --------------------
Income (loss) from operations                                                  1,691,948                  (3,357)


Non-operating Income
     Interest income                                                                 294                     388
                                                                         --------------------    --------------------
Net income (loss)                                                              1,692,242                  (2,969)

Other comprehensive loss - unrealized loss on marketable securities               14,000                       -
                                                                         --------------------    --------------------
Comprehensive Income (loss)                                              $     1,706,242         $        (2,969)
                                                                         ====================    ====================
Basic weighted average shares outstanding                                     15,000,450               1,698,050
                                                                         ====================    ====================
Basic net earnings per share                                             $          0.11         $         (0.00)
                                                                         ====================    ====================
Diluted weighted average shares outstanding                                   15,100,450               1,698,050
                                                                         ====================    ====================
Diluted net earnings per share                                           $          0.11         $         (0.00)
                                                                         ====================    ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)


ASSETS                                                                                 AS OF MARCH 31, 2005
                                                                                -----------------------------------
CURRENT ASSETS:
     Cash & cash equivalents                                                                         $   2,235,902
     Accounts receivable, net                                                                              845,157
     Inventory                                                                                              79,931
     Advances to suppliers                                                                                 601,035
     Marketable securities                                                                                 420,000
     Advance to related party                                                                              135,026
     Other assets                                                                                          161,237
                                                                                -----------------------------------

        Total current assets                                                                             4,478,288

PROPERTY AND EQUIPMENT, net                                                                              9,157,167

INTANGIBLE ASSETS, net                                                                                     600,920
                                                                                -----------------------------------


TOTAL ASSETS                                                                                         $  14,236,376
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                                                $     334,943

Minority Interest
                                                                                                     $   1,218,000
STOCKHOLDERS' EQUITY
     Common stock, .00001 par value; authorized shares 100,000,000;
        issued and outstanding 15,000,450 shares                                                               150
     Additional paid in capital                                                                          6,497,692
     Shares to be issued, 786,885 shares of common stock                                                 2,400,000
     Subscription receivable                                                                              (125,859)
     Statutory reserves                                                                                    600,536
     Accumulated other comprehensive income:                                                               (88,245)
     Retained earnings                                                                                   3,399,159
                                                                                -----------------------------------

        Total stockholders' equity                                                                      12,683,433
                                                                                -----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $  14,236,376
                                                                                ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          HARBIN ELECTRIC, INC. & SUBSIDIARIES
                                           CONSOLIDATED CASH FLOW STATEMENTS
                                                      (UNAUDITED)

                                                                            FOR THE THREE MONTH PERIODS ENDED
                                                                         MARCH 31, 2005          MARCH 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $ 1,692,242            $     (2,969)

     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
           Depreciation                                                        29,471                   1,003
           (Increase) decrease in current assets:
                      Accounts receivable                                    (819,162)               (567,058)
                      Inventory                                               189,373                    (266)
                      Advances to suppliers                                  (545,086)                      -
                      Advances to related parties                              71,283                 395,360
                      Other assets                                           (161,237)                    871
           Increase in current liabilities:
                      Accrued expenses                                         91,874                 168,493


     Net cash provided by (used in) operating activities                      548,758                  (4,566)

CASH FLOWS FROM INVESTING ACTIVITIES
                      Acquisition of intangible assets                       (266,200)                      -
                      Acquisition on property & equipment                    (131,600)                      -

     Net cash used in investing activities                                   (397,800)                      -

CASH FLOWS FROM FINANCING ACTIVITIES:
                      Increase in subscription Receivable                    (125,859)                      -


     Net cash used in financing activities                                   (125,859)                      -

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                             25,099                  (4,566)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,210,803                 309,260
CASH & CASH EQUIVALENTS, END OF PERIOD                                    $ 2,235,902            $    304,694


The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Harbin Tech Full Electric Co., Ltd. ("HTFE") was founded in the People's Republic of China on April 10, 2003. HTFE was incorporated and formerly known as Harbin Tech Full Technology Development Co., Ltd. ("HTFTD"). On July 12, 2004, the Board of Directors of HTFTD approved to change the name of HTFTD to Harbin Tech Full Electric Co., Ltd. HTFE is located in the Nangang District, Harbin of Heilongjiang Province. The business license of HTFE was issued by Harbin Business and Industrial Management Bureau on April 10, 2003. The operating period of the business license is from August 17, 2004 to December 31, 2008.

HTFE is engaged in the business of manufacturing and marketing of advanced Linear Motor Systems ("LIMs"). LIMs are a form of rotary motor which operate based upon opposing electrical charges, and are commonly used in high speed trains and conveyor belts. HTFE has domestic patents for commercial applications of LIMs.

Tech Full International, Inc. ("TFI") was a Delaware corporation, incorporated on August 24, 2004. TFI was a non-operative holding company of HTFE after August 31, 2005.

On August 31, 2004, TFI entered into an agreement with all the shareholders of HTFE to exchange all of the outstanding stock of TFI for all the outstanding stock of HTFE. After the consummation of the agreement, the former shareholders of HTFE owned 1,500 shares of common stock of TFI, which represented 100% of TFI's issued and outstanding shares. For U.S. Federal income tax purposes, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

The exchange of shares between TFI and the shareholders of HTFE has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of HTFE obtained control of the consolidated entity.
Accordingly, the merger of the two companies has been recorded as a recapitalization of HTFE, with HTFE being treated as the continuing entity. The historical financial statements presented are those of HTFE. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On January 24, 2005, TFI consummated a merger agreement (the "Merger Agreement") with Torch Executive Services Ltd. ("Torch"), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation ("TSI") and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


Torch was incorporated in the State of Nevada on July 9, 2003. Torch was a development stage company in the business of providing luxury travel and concierge services on a personalized one-to-one basis as well as through the internet.

As a part of the merger, Torch was renamed Harbin Electric, Inc. (the "Company") and the Company declared a stock dividend of 1.5 shares on each share of its common stock outstanding for all shareholders on record as of January 26, 2005.

In connection with the transactions described above, the Company changed its fiscal year end to December 31.

Joint Venture with Baldor Electric Company

On January 12, 2005, HTFE entered into an agreement with Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company ("Baldor"), to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.'s common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005 HTFI, HTFE and the Company amended the original share transfer Agreement ("The Amended and Restated Share Transfer Agreement") whereby HTFE and the Company agreed that the Company would issue 786,885 shares of the Company's common stock for the transfer of HTFE's interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The paid in capital for the shares to be issued in consideration for the interest in the Joint Venture is $2,400,000. By agreement of the parties, the value of the Joint Venture was transferred to the Company effective January 12, 2005.

In accordance with the Joint Venture Agreement, HTFI had a 65% equity ownership in the joint venture corporation and Baldor had the remaining 35%. HTFI will receive 55% of the profits from the joint venture with the remainder of the profits going to Baldor. The purpose of the joint venture is to manufacture and market electric machineries and related equipment in China, utilizing Baldor's technology. The Chief Executive Officer and Chairman of the Company and the Company's majority shareholder is also the principal owner of HTFI.

The Joint Venture is in the developmental stage and has not generated any revenue through March 31, 2005.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2004.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had a net accounts receivable of $845,157, after deducting allowance of $35, as of March 31, 2005. The Company had a net accounts receivable of $567,058, after deducting an allowance of $2,350, as of March 31, 2004.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $601,035 at March 31, 2005. There were no advances to suppliers at March 31, 2004.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempted from income tax from July 1, 2004 through June 30, 2006.

Fair value of financial instruments

Statement of financial accounting standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

Foreign currency transactions and comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain were insignificant at and for the three month periods ended, March 31, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments:
(a) Mandatorily redeemable instruments, (b) Financial instruments to repurchase an entity's own equity instruments, (c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments and (d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

In December 2003, FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Harbin Electric, Inc. (from the merger date), the joint venture with Baldor (from the date of the acquisition) and its 100% wholly-owned subsidiary HTFE. All significant inter-company accounts and transactions have been eliminated in consolidation. The results for the first three month period ended March 31, 2005 include both the Company and HTFE while the historical results for the three month period ended March 31, 2004 include only HTFE.

4. DUE FROM RELATED PARTIES

The Company advanced cash amounting to $135,026 to a major shareholder and parties related to shareholders, as of March 31, 2005. The amount is due on demand, unsecured and bears an interest rate of 6% per annum. Interest for the three month period ended March 31, 2005 amounted to $4,455. There was no balance outstanding due from related parties on March 31, 2004.

5.  MAJOR CUSTOMERS AND VENDORS

One major customer accounted for 74% of the net revenue for the three month period ended March 31, 2005. The total receivable balance due from this customer was $842,160 at March 31, 2005. The Company did not have revenue for the three month period ended March 31, 2004.

Three vendors provided 83% of the Company's raw materials for the three month period ended March 31, 2005. The Company's accounts payable to these vendors was $1,815 at March 31, 2005. The Company did not have any significant purchases in the three month period ended March 31, 2004.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

6. INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company's investments in marketable securities are classified as "available for sale" securities, and are carried on the financial statements at fair market value. Realized gains and losses are included in earnings, unrealized holding gains and losses are reported as a separate component of stockholders' equity as a component of "Other Comprehensive Income." The average cost method is used to determine cost of securities.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

The following is a summary of the Company's investment in marketable equity securities, all of which are classified as available-for-sale securities, as of March 31, 2005. The company had no marketable securities at March 31, 2004.

   ------------------- ------------------ -------------------- -----------------
                              Cost           Estimated Fair        Unrealized
                              ----           --------------        ----------
                                                 value                loss
                                                 -----                ----
   ------------------- ------------------ -------------------- -----------------
   Equity securities        $508,245            $420,000             $88,245
   ------------------- ------------------ -------------------- -----------------

7.  INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over a 3 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142.

Net intangible assets at March 31, 2005 were as follows:

          Patents                                $          612,415
          Less Accumulated amortization                     (11,495)

                                                     ---------------
                                                 $          600,920
                                                     ===============

Amortization expense for the quarter ended March 31, 2005 amounted to $1,412. The Company did not have amortization of intangible assets at March 31, 2004.

Amortization expense for the Company's current amortizable intangible assets over the next three fiscal years is estimated to be: 2005-$40,333; 2006-$40,333; 2007-$30,250.

8. SHAREHOLDER'S EQUITY

HTFE was founded in the People's Republic of China on April 10, 2003. Upon its inception, HTFE issued 6,000,000 shares of its common stock for $726,000 to four shareholders. On July 12, 2004, HTFE issued 47,000,000 shares of its common stock for subscription receivables in the amount of $5,771,842 from a related party. Immediately after the issuance, HTFE had 53,000,000 shares of stock issued and outstanding. Through December 31, 2004, HTFE had subscription receivables in the amount of $4,862,256 from its shareholders. The Company accrued interest at 5.86% on the subscription receivables amounting to $125,859 through March 31, 2005.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

On August 31, 2004 all shareholders of HTFE entered into an agreement with TFI to exchange all of their outstanding shares of HTFE for 1,500 shares of common stock of TFI which constituted 100% of TFI's issued and outstanding shares. After the consummation of the agreement, the former shareholders of HTFE owned all outstanding and issued shares of TFI.

On January 12, 2005, TFI and its shareholders entered into the Merger Agreement with Torch and a wholly owned subsidiary of Torch, TSI. At the closing which occurred on January 24, 2005, TFI was merged with and into TSI and the separate existence of TFI ceased. At that time TSI had 200 shares of common stock issued and outstanding. On the date of the merger, there were 7,000,300 shares of common stock of Torch outstanding. As a part of the merger, 8,000,000 restricted shares of Torch were issued to the shareholders of TFI and the former president, sole director and majority shareholder of Torch returned 5,000,000 shares of Torch to the treasury which were subsequently cancelled. After the merger, there were 10,000,300 shares of stock of Torch outstanding.

On January 26, 2005 Torch declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. After the stock dividend, the Company had 15,000,450 shares of common stock outstanding. The Company has a total of 15,000,450 shares of common stock outstanding as of March 31, 2005.

On January 12, 2005 HTFE entered into an agreement with related party HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (note 18) to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer
Agreement whereby HTFE and the Company agreed that the Company would issue 786,885 shares of the Company's common stock for the transfer of HTFE's interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for the issuance in connection with the transfer of the joint venture interest. As of May 13, 2005, the Company has a total of 15,787,335 shares of common stock outstanding.

9. STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for three month periods ended March 31, 2005 as follows ($ in thousands, except per share amounts):
                                                     Three month period ended
                                                           March 31, 2005

     Net Income - as reported                                 $1,692

     Stock-Based employee compensation expense included
     in reported net income, net of tax
     Total stock-based employee compensation under               (97)
     fair-value-based method for all rewards, net of tax
     Pro forma net income                                     $1,595

Earnings per share:

                                                      Three month period ended
                                                         March 31, 2005

          Basic, as reported                                   $0.11
          Diluted, as reported                                 $0.11
          Basic, pro forma                                     $0.11
          Diluted, pro forma                                   $0.11

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Award Agreement"). The options terminate five (5) years from the date of the grant. Per the Award Agreement, the options shall become exercisable during the term that the Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of the Award Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted the Optionees the right to purchase the number of shares of Stock set forth in the Award Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the "Exercise Price"), such Exercise Price being the high price per share of the Company's common stock reported to the NASD Over-the-Counter Bulletin Board under HRBN.OB on January 31, 2005.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the three month periods ended March 31, 2005 and 2004.

11. STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     (i) Making up cumulative prior years' losses, if any;

     (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     (iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve for the three month periods ended March 31, 2005 and 2004 amounted to $84,612 and $0, respectively.

12. STATUTORY RESERVE

In accordance with the Chinese Company Law (note 11), the Company has allocated 10% of its annual net income, amounting to $169,224 and $0, as statutory surplus reserve for the three month periods ended March 31, 2005 and 2004, respectively. The Statutory Surplus Reserve and Statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

13. EMPLOYEE PENSION

The employee pension in Harbin generally includes two parts: The first part to be paid by the company is 20% of the employees' actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made no contributions of employment benefits, including pension in the three month periods ended March 31, 2004 and March 31, 2005. The Company agreed with the local authorities to commence these contributions in 2005.

14. EARNINGS PER SHARE

Earnings per share for the three month periods ended March 31, 2005 and March 31, 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

------------------------------------------------------ ------------------------------------------
                                                       For the three month periods ended March 31
------------------------------------------------------ ------------------------------------------
                                                                 2005                 2004
------------------------------------------------------ ------------------- ----------------------
Weighted average common shares outstanding                    15,000,450             1,698,050
------------------------------------------------------ ------------------- ----------------------
Effect of dilutive securities:
Stock options                                                    100,000
------------------------------------------------------ ------------------- ----------------------
Weighted average common shares
outstanding and common share equivalents                      15,100,450             1,698,050
------------------------------------------------------ ------------------- ----------------------

15. MERGER AGREEMENT

On January 12, 2004, Torch entered into the Merger Agreement with TSI, a wholly-owned subsidiary of Torch, TFI and the shareholders of TFI. TFI had one 100% wholly-owned subsidiary in Nangang District, Harbin of Heilongjiang Province, China, HTFE. Under the terms of the agreement, TFI merged with and into TSI and Torch issued 8,000,000 million shares of its common stock
("Acquisition Shares") to the holders of TFI and, in consideration of the payment of $5,000, the former president of Torch returned 5,000,000 million shares of common stock to the treasury which were subsequently cancelled. The new shares constituted approximately 80 percent of the outstanding shares of Torch, after the merger. The Merger Agreement was closed on January 24, 2004.

At the closing Frank Torchia was replaced as president, principal executive officer, treasurer, principal accounting officer, principal financial officer, and secretary and the officers of TFI were appointed as officers of Torch. Further, at the closing of the transaction, the existing president resigned as Torch's sole director and the officers of TFI were appointed to the board of directors of Torch.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

At the effective date of the merger, by virtue of the merger and without any action on the part of TSI, TFI or the TFI shareholders, the shares of capital stock of each of TFI and TSI was converted as follows:

     (a) Capital Stock of TSI: Each issued and outstanding share of TSI's capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of TSI, as it existed from and after closing. Each stock certificate of TSI's evidencing ownership of any such shares shall continue to evidence ownership of such shares of capital stock of the TSI, as it existed from and after closing.

     (b) Conversion of TFI. Each share issued and outstanding of TFI that was issued and outstanding at the effective date of the merger was automatically cancelled and extinguished and converted, without any action on the part of the holder thereof, into the right to receive at the time and in the amounts described in the Merger Agreement an amount of Acquisition Shares equal to the number of Acquisition Shares divided by the number of TFI shares outstanding immediately prior to closing. All such TFI shares, when so converted, were no longer outstanding and were automatically cancelled and retired and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the Acquisition Shares paid in consideration therefore upon the surrender of such certificate in accordance with the merger agreement.

On January 26, 2005, Torch changed its name to Harbin Electric, Inc. (the "Company") and TSI merged with and into the Company, with the Company remaining as the surviving corporation. On January 26, 2005 the Company declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the merger agreement. The stock dividend was payable on January 27, 2005.

16. RELATED PARTY TRANSACTION

On January 12, 2005, HTFE entered into a Share Transfer Agreement (the "Original Share Transfer Agreement") with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor, a U.S. company which trades on the New York Stock Exchange, to HTFE (note 18). In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock, to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFI, HTFE and the Company amended the Original Share Transfer Agreement (the "Amended and Restated Share Transfer Agreement") whereby HTFE and the Company agreed that the Company would issue 786,885 shares of the Company's common stock for the transfer of HTFI's interest in the joint venture, as opposed to the 1,000,000 shares set forth in the Original Share Transfer Agreement. Tianfu Yang, the Chief Executive Officer and Chairman of the Company and the Company's majority shareholder is also the principal owner of HTFI.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The future profitability of the Company is dependent upon the Company's ability to purchase its raw materials at the current rate and maintain the operating expense at the current level.

18. SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company issued 786,885 shares of its common stock to HTFI. Such shares were issued as a part of the Amended and Restated Share Transfer Agreement dated as of May 12, 2005, between HTFE, HTFI and the Company. Under the Amended and Restated Share Transfer Agreement, in exchange for the Company's issuance of 786,885 shares of its common stock to HTFI, HTFI transferred to HTFE all of HTFI's interest in the Joint Venture between HTFI and Baldor and all associated rights with respect to the Joint Venture. By agreement of the parties, the value of the Joint Venture was transferred to the Company effective January 12, 2005.

19. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2005 presentation.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Item 2. Management's Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's services, fluctuations in pricing for products distributed by the Company and services offered by competitors, as well as general conditions of the electric machinery marketplace.

Some of the information in this Form 10-QSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o    state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in our filings with the Securities and Exchange Commission.

Overview

We are incorporated under the laws of the state of Nevada and are headquartered in Harbin, China. We manufacture, research, sell and service linear motors systems (LIMs) for the domestic and overseas markets. LIMs in concept perform similar functions to rotary motors, but differ because LIMs are flat in structure and can be configured into a number of forms. LIMs also use the principles of magnetic properties to induce linear forces that range in power suitable for many types of applications. We have domestic patents for commercial applications of LIMs. Our LIMs represent an improvement over traditional electric motors based on design, energy output, energy efficiency and precision movement. Our products have applications in numerous industries, including the oil, postal, transportation, logistical and packaging industries.

Significant Accounting Policies

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 30 years for building, 10 years for machinery, 5 years for office equipment and 8 years for vehicles.

Intangible Assets

Intangible  assets  consist  of  patents.  We  evaluate  intangible  assets  for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142.

Revenue Recognition

Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 101. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Stock-based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Award Agreement"). The options terminate five (5) years from the date of the grant. Per the Award Agreement, the options shall become exercisable during the term that the Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of the Award Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted the Optionees the right to purchase the number of shares of Stock set forth in the Award Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the "Exercise Price"), such Exercise Price being the high price per share of the Company's common stock reported on the NASD Over-The-Counter Bulletin Board under HRBN.OB on January 31, 2005.

Income Taxes

We utilize SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for us have been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone. We are exempted from income tax from July 1, 2004 through June 30, 2006.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Chinese Renminbi. The unit of Renminbi is in Yuan.

Recent Accounting Pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: (a) Mandatorily redeemable instruments (b) Financial instruments to repurchase an entity's own equity instruments (c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments and (d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004 Revenue.

For the three month period ended March 31, 2005 we generated net revenues of $4,128,297. During the three month period ended March 31, 2004 we did not produce any operating revenue, as the initial production launch occurred in June 2004.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Gross Profit. The Company achieved a gross profit of $2,050,237 for the three months ended March 31, 2005. We had no gross profit, because we had no revenues, and no cost of revenue for the three months ended March 31, 2004, as the initial production launch occurred in June 2004. Gross margin, as a percentage of revenues, was 50% for the three months ended March 31, 2005.

Operating Expenses. The Company incurred operating expenses of $358,288 for the three months ended March 31, 2005, an increase of $354,931, compared to $3,357 for the three months ended March 31, 2004. This increase is a direct result of full operation of the company during the first quarter of 2005 and no production during the three months ended March 31, 2004. Aggregated selling expenses of $106,588 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $251,700 for the first quarter 2005 and relate to the cost of maintaining the company's facilities, salaries and research and development.

Net Income. The Company's net income was $1,692,242 for the three months ended March 31, 2005, compared to a loss of $2,969 for the three months ended March 31, 2004. The increase is attributed to the initial production launch in June 2004.

Liquidity and Capital Resources

As of March 31, 2005 the Company had $2,235,902 cash and cash equivalents, and we believe that current cash needs for at least the next twelve months can be met from working capital. The Company had net cash flows provided by operations of $548,758 for the three month period ended March 31, 2005 as compared to net cash used in operations of $4,566 in the corresponding period last year. The increase in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to the initiation of full operations in June 2004. The Company does not currently have any contracts, plans or agreements in place for any additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Cashflows from investing activities resulted in net usage of $397,800 in the current period as compared to none in the corresponding period last year. The usage in the current period was mainly due to investments in patents and technology in the amount of $266,200, and property and equipment of $131,600 in the three month period ended March 31, 2005. There were no investments in March 31, 2004.

The Company had a net increase in cash and cash equivalent of $25,099 in the current period as compared to a net decrease of $4,566 in the corresponding period last year.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A revaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging, therefore inflation has not had a material impact on our business.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits:

   3.1    Articles of Incorporation of the Company

   3.2    By-Laws of the Company

   10.1 Agreement and Plan of Merger by and among, Torch Executive Services Ltd., Torch Subsidiary, Inc., Tech Full International, Inc, dated as of January 11, 2005

   10.2 Joint Venture Contract between Harbin Tech Full Industry Co., Ltd. and Baldor Electric Company, dated as of May 20, 2004

   10.3 Amended and Restated Share Transfer Agreement dated as of January 12, 2005 as amended and restated as of May 12, 2005, by and among Harbin Tech Full Industry Co., Ltd., Harbin Tech Full Electric Co., Ltd. and Harbin Electric, Inc.

   10.4 Harbin Electric, Inc. 2005 Stock Option Plan (including the Form of Nonstatutory Stock Option Award)

   31.1   Certification  by  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a)

   31.2   Certification  by  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a)

   32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K during the quarter ended March 31, 2005:

        (i) Form 8-K filed May 12, 2005 disclosing the Amended and Restated Share Transfer Agreement as well as the issuance of the 786,885 shares from the Company to Harbin Tech Full Industry Co., Ltd.

        (ii) Form 8-K filed on May 12, 2005 disclosing the issuance of nonstatutory stock options

        (iii) Form 8-K/A dated March 4, 2005 disclosing the audited financial statements of Tech Full International, Inc.

          (iv) Form 8-K dated March 3, 2005 disclosing the appointment of new directors

        (v) Form 8-K dated January 27, 2005 disclosing the completion of the Agreement and Plan of Merger of Tech Full International, Inc. into Torch Executive Services Ltd., as well as the name change from Torch Executive Services Ltd. to Harbin Electric, Inc., the Joint Venture with Baldor Electric Co. and the addition of new executive officers and directors

          (vi) Form 8-K dated January 13, 2005 disclosing the Agreement and Plan of Merger of Tech Full International, Inc. into Torch Executive Services Ltd.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Harbin Electric, Inc.

                                           By: /S/ Tianfu Yang
                                               ---------------------------
                                           Name: Tianfu Yang
                                           Title:  Chief Executive Officer


Date:  May 13, 2005                       /S/ Tianfu Yang
                                           -------------------------------
                                           Tianfu Yang
                                           Chief Executive Officer


Date:  May 13, 2005                       /S/ Zedong Xu
                                           -------------------------------
                                           Zedong Xu
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number       Description                                           Method of Filing
--------------------------------------------------------------------------------------------------------------------
3.1                  Articles of Incorporation of the Company              Filed as Exhibit 3.1 to the Company's
                                                                           registration statement on Form SB-2 filed
                                                                           with the Commission on October 10, 2003

3.2                  By-Laws of the Company                                Filed as Exhibit 3.2 to the Company's
                                                                           registration statement on Form SB-2 filed
                                                                           with the Commission on October 10, 2003

10.1                 Agreement and Plan of Merger by and                   Filed as Exhibit 10.1 to the Company's
                     among, Torch Executive Services Ltd.,                 current report on Form 8-K filed with the
                     Torch Subsidiary, Inc., Tech Full                     Commission on January 13, 2005
                     International, Inc, dated as of January
                     11, 2005

10.2                 Joint Venture Contract between Harbin Tech            Filed as Exhibit 10.2 to the Company's
                     Full Industry Co., Ltd. and Baldor Electric           current report on Form 8-K filed with the
                     Company, dated as of May 20, 2004                     Commission on January 27, 2005

10.3                 Amended and Restated Share Transfer Agreement         Filed as Exhibit 10.1 to the Company's
                     dated as of January 12, 2005 as amended and           current report on Form 8-K filed with the
                     restated as of May 12, 2005, by and among             Commission on May 12, 2005
                     Harbin Tech Full Industry Co., Ltd., Harbin
                     Tech Full Electric Co., Ltd. and Harbin
                     Electric, Inc.

10.4                 Harbin Electric, Inc. 2005 Stock Option               Filed as Exhibit 10.1 to the Company's
                     Plan (including the Form of Nonstatutory              current report on Form 8-K filed with the
                     Stock Option Award)                                   Commission on May 12, 2005

31.1                 Certification by the Chief Executive Officer          Filed herewith as Exhibit 31.1
                     pursuant to Rule 13a-14(a) or 15d-14(a)

31.2                 Certification by the Chief Financial Officer          Filed herewith as Exhibit 31.2
                     pursuant to Rule 13a-14(a) or 15d-14(a)

32.1                 Certification of the Chief Executive Officer          Filed herewith as Exhibit 32.1
                     and the Chief Financial Officer pursuant 18
                     U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002
