Form 10QSB
period 2005-06-30
Harbin Electric, Inc
filed 2005-08-15
CIK 1266719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2005

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-51006

                              HARBIN ELECTRIC, INC.

                 (Name of small business issuer in its charter)

                Nevada                                  98-040339
 (State or other jurisdiction of               (IRS Employer Identification No.)
           incorporation)

                   No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
           Harbin Kai Fa Qu, Harbin, People's Republic of China 150060
                    (Address of principal executive offices)

                                 86-451-86116757
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,786,450 shares of common stock, par value $0.00001 per share


                                                   Table of Contents

                                                                                                            Page No.
Part I.  Financial Information

Item 1        Financial Statements (Unaudited):

Consolidated Statements of Operations

              For the Three Months Ended June 30, 2005 and 2004...............................................  1

              For the Six Months Ended June 30 2005 and 2004..................................................  2

Consolidated Balance Sheet
              As of June 30, 2005.............................................................................  3

Consolidated Cash Flow Statements
              For the Three Months Ended June 30, 2005 and 2004...............................................  4

              Notes to the Consolidated Financial Statements..................................................  5

Item 2        Management's Discussion and Analysis or Plan of Operation....................................... 16

Item 3        Controls and Procedures......................................................................... 21

Part II.  Other Information

Item 6        Exhibits........................................................................................ 21

Signatures.................................................................................................... 22

Index to Exhibits............................................................................................. 23


                          PART I. FINANCIAL INFORMATION

Item I.  Financial Statements

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                      FOR THE THREE MONTH
                                                                                          PERIODS ENDED

                                                                                June 30, 2005         June 30, 2004
                                                                                ---------------       --------------
Net revenue                                                                     $    5,274,442        $        0.00

Cost of revenue                                                                 $    2,520,020        $        0.00
                                                                                ---------------       --------------


Gross profit                                                                    $    2,754,422        $        0.00

Operating expenses
     Selling expenses                                                           $       17,745
     General and administrative expenses                                        $      142,301        $      37,955
                                                                                ---------------       --------------

        Total operating expenses                                                $      160,046        $      37,955
                                                                                ---------------       --------------

Income (loss) from operations                                                   $    2,594,376        $     (37,955)

Non-operating Income
     Interest income                                                            $       13,824
                                                                                ---------------       --------------

Net income (loss)                                                               $    2,608,200        $     (37,955)

Other comprehensive loss - unrealized loss on marketable securities             $     (159,645)
                                                                                ---------------       --------------

Comprehensive Income (loss)                                                     $    2,448,555        $     (37,955)
                                                                                ===============       ==============

Basic weighted average shares outstanding                                           15,000,450            8,000,000
                                                                                ===============       ==============

Basic net earnings per share                                                    $         0.17        $       (0.00)
                                                                                ===============       ==============

Diluted weighted average shares outstanding                                         15,125,588            8,000,000
                                                                                ===============       ==============
Diluted net earnings per share                                                  $         0.17        $       (0.00)
                                                                                ===============       ==============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTH
                                                                                          PERIODS ENDED

                                                                                 June 30, 2005        June 30, 2004
                                                                                ---------------       --------------
Net revenue                                                                     $    9,402,739        $        0.00

Cost of revenue                                                                 $    4,598,080        $        0.00
                                                                                ---------------       --------------
Gross profit                                                                    $    4,804,659        $        0.00

Operating expenses
     Selling expenses                                                           $      124,333
     General and administrative expenses                                        $      394,001        $      41,312
                                                                                ---------------       --------------
        Total operating expenses                                                $      518,334        $      41,312
                                                                                ---------------       --------------

Income (loss) from operations                                                   $    4,286,325        $     (41,312)
Non-operating Income
     Interest income                                                            $       14,118
                                                                                ---------------       --------------

Net income (loss)                                                               $    4,300,443        $     (41,312)

Other comprehensive loss - unrealized loss on marketable securities             $     (145,645)
                                                                                ---------------       --------------
Comprehensive Income (loss)                                                     $    4,154,798        $     (41,312)
                                                                                ===============       ==============
Basic weighted average shares outstanding                                           15,000,450            8,000,000
                                                                                ===============       ==============
Basic net earnings per share                                                    $         0.29        $       (0.01)
                                                                                ===============       ==============
Diluted weighted average shares outstanding                                         15,125,588            8,000,000
                                                                                ===============       ==============
Diluted net earnings per share                                                  $         0.28        $       (0.01)
                                                                                ===============       ==============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED) For Cash flow calculation purposes only

                                                                                 AS OF JUNE 30,
                                                                                      2005
                                                                                ---------------
            ASSETS

            CURRENT ASSETS:
                 Cash & cash equivalents                                        $    3,754,798
                 Accounts receivable, net                                            1,926,321
                 Inventory                                                             267,893
                 Advances to suppliers                                               1,239,039
                 Marketable securities                                                 362,600
                                                                                ---------------

                    Total current assets                                             7,550,650

            PROPERTY AND EQUIPMENT, net                                              9,076,333

            INTANGIBLE ASSETS, net                                                     579,195
                                                                                ---------------


            TOTAL ASSETS                                                        $   17,206,179
                                                                                ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
                 Accounts payable                                               $      377,166
                 Payment in advance                                                     37,171
                 Accrued expenses                                                      126,390
                 Due to related parties                                                 87,360
                                                                                ---------------

                     Total liabilities                                                 628,087

            Minority Interest                                                        1,218,000

            STOCKHOLDERS' EQUITY
                 Common stock, .00001 par value; authorized shares 100,000,000;
                    issued and outstanding 15,000,450 shares                               150
                 Additional paid in capital                                          6,497,692
                 Shares to be issued, 786,000 shares of common stock                 2,400,000
                 Statutory reserves                                                    991,766
                 Accumulated other comprehensive loss                                 (145,645)
                 Retained earnings                                                   5,616,129
                                                                                ---------------

                     Total stockholders' equity                                     15,360,092
                                                                                ---------------


            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   17,206,179
                                                                                ===============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTH PERIODS ENDED
                                                                                 JUNE 30, 2005         JUNE 30, 2004
                                                                                ---------------      ---------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income (loss)                                         $    4,300,443       $      (41,312)
                      Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                                   Depreciation                                        188,153               13,963
                                   Minority Interest
                                   (Increase) decrease in current assets:
                                               Accounts receivable                  (1,081,164)                   -
                                               Inventory                              (187,962)             (72,600)
                                               Advances to suppliers                  (638,004)            (550,000)
                                               Other receivable                              -           (4,671,805)
                                               Other assets                            161,237              (20,000)
                                   Increase in current liabilities:
                                               Accounts payable                        377,165               20,400
                                               Other payable                            37,171            1,309,014
                                               Accrued expenses                       (208,555)              (1,835)
                                                                                ---------------      ---------------

                      Net cash provided by (used in) operating activities            2,948,484           (4,014,175)
                                                                                ---------------      ---------------


          CASH FLOWS FROM INVESTING ACTIVITIES
                                  Acquisition of intangible assets                    (266,200)                   -
                                  Acquisition on property & equipment               (1,763,881)            (155,666)
                                                                                ---------------      ---------------

                      Net cash used in investing activities                         (2,030,081)            (155,666)
                                                                                ---------------      ---------------


          CASH FLOWS FROM FINANCING ACTIVITIES:
                     Advances from related party                                       222,386                    -
                     Advances to related party                                               -              395,360
                     Increase in paid in capital                                             -            5,274,000
                                                                                ---------------      ---------------

                      Net cash provided by financing activities                        222,386            5,669,360
                                                                                ---------------      ---------------


          NET INCREASE IN CASH & CASH EQUIVALENTS                                    1,140,789            1,499,519

          CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,614,009              309,260
                                                                                ---------------      ---------------

          CASH & CASH EQUIVALENTS, END OF PERIOD                                $    3,754,798       $    1,808,779
                                                                                ===============      ===============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Harbin Tech Full Electric Co., Ltd. ("HTFE") was founded in the People's Republic of China on April 10, 2003. HTFE was incorporated and formerly known as Harbin Tech Full Technology Development Co., Ltd. ("HTFTD"). On July 12, 2004, the Board of Directors of HTFTD approved changing the name of HTFTD to Harbin Tech Full Electric Co., Ltd. HTFE is located in the Nangang District, Harbin of Heilongjiang Province. The business license of HTFE was issued by Harbin Business and Industrial Management Bureau on April 10, 2003. The operating period of the business license is from August 17, 2004 to December 31, 2008.

HTFE is engaged in the business of manufacturing and marketing of advanced linear motor systems ("LIMs"). LIMs are a highly efficient form of rotary motor which operate based upon opposing electrical charges, and are commonly used in high speed trains and conveyor belts. HTFE has domestic patents for commercial applications of LIMs. HTFE's LIMs represent a significant improvement over traditional electric motors based on design, energy output, energy efficiency and precision movement. HTFE's products have applications in numerous industries, including the oil, postal, transportation, logistical and packaging industries.

Tech Full International, Inc. ("TFI") was a Delaware corporation, incorporated on August 24, 2004. TFI was a non-operative holding company of HTFE.

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

The exchange of shares between TFI and the shareholders of HTFE has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of HTFE obtained control of the consolidated entity. Accordingly, the combination of the two companies has been recorded as a recapitalization of HTFE, with HTFE being treated as the continuing entity. The historical financial statements presented are those of HTFE. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On January 24, 2005, the TFI consummated a merger agreement with Torch Executive Services Ltd. ("Torch"), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch common stock to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation ("TSI") and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


of accounting since the shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

Torch was incorporated in the State of Nevada on July 9, 2003. Torch was a development stage company in the business of providing luxury travel and concierge services on a personalized one-to-one basis as well as through the internet.

As a part of the merger, Torch was renamed to Harbin Electric, Inc. (the "Company") and the Company declared a stock dividend of 1.5 shares on each share of its common stock outstanding for all shareholders on record as of January 26, 2005.

In connection with the transactions described above, the Company changed its fiscal year end to December 31.

Joint Venture with Baldor Electric Company

On January 12, 2005, Harbin Tech Full Electric Co., Ltd. ("HTFE") entered into a certain Share Transfer Agreement (the "Share Transfer Agreement") with Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in a joint venture (the "Joint Venture") with Baldor Electric Company ("Baldor"), a U.S. company which trades on the New York Stock Exchange, to HTFE. In exchange for the transfer of the interests in the Joint Venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.'s common stock to HTFI as a payment for the transfer of the Joint Venture interests. On February 16, the Company agreed to issue such shares.

Pursuant to a certain Joint Venture Agreement (the "Joint Venture Agreement") by and between HTFI and Baldor, HTFI has a 65% equity ownership in the Joint Venture and Baldor has the remaining 35%. Also pursuant to the Joint Venture Agreement, HTFI will receive 55% of the profits from the Joint Venture with the remainder of the profits going to Baldor. The purpose of the Joint Venture is to manufacture and market electric machineries and related equipment in China, utilizing Baldor's technology. Tianfu Yang, the Chief Executive Officer and
Chairman of the Company and the Company's majority shareholder, is also the principal owner of HTFI.

Based upon the valuation of the Joint Venture by an independent appraiser, the Company determined that the number of shares issued under the Share Transfer Agreement should have been 786,885. In light of such valuation, HTFI, HTFE and the Company agreed to amend and restate the Share Transfer Agreement and to adjust the number of shares the Company would issue to HTFI. On May 12, 2005, the Company entered into a certain Amended and Restated Agreement with HTFI and HTFE, to amend the Share Transfer Agreement dated as of January 12, 2005. Upon completion of the accounting for inclusion of the Joint Venture, HTFI, HTFE and

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


the Company agreed that the Company would issue 786,885 shares of its common stock, par value $0.00001 to HTFI.

The Joint Venture is inoperative to date and has not generated any revenue through June 30, 2005.

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

Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had a net accounts receivable of $1,926,321, after deducting allowance of $3,907, as of June 30, 2005.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $1,239,039 at June 30, 2005.

Inventory

Inventory is mainly the raw material for manufacturing the electrical motor. Inventory is valued at the lower of cost or market. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower.

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

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


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

Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is the Chinese Renminbi. The unit of Renminbi is in Yuan. Cumulative translation adjustment amount and translation adjustment gain were insignificant at and for the three month and six month periods ended June 30, 2005 and 2004.

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

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) mandatory redeemable instruments b) financial instruments to repurchase an entity's own equity instruments c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

In December 2003, FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Harbin Electric, Inc. (from the merger date) and its 100% wholly-owned subsidiary Harbin Tech Full Electric Co., Ltd. ("HTFE"). All significant inter-company accounts and transactions have been eliminated in consolidation. The historical results for the first six month period ended June 30, 2005 include both the Company and HTFE while the historical results for the six month period ended June 30, 2004 include only HTFE.

4.  MAJOR CUSTOMERS AND VENDORS

Two major customers accounted for 81% of the net revenue for the six month period ended June 30, 2005. At June 30, 2005, the total receivable balance due

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


from these two customers was $1,303,170 and $594,171, respectively. The Company did not have revenue for the six month period ended June 30, 2004.

Three vendors provided 84% of the Company's raw materials for the six month period ended June 30, 2005. The Company's accounts payable to these vendors was $1,815 at June 30, 2005. The Company did not have any significant purchases in the six month period ended June 30, 2004.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

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

The following is a summary of the Company's investment in marketable equity securities, all of which are classified as available-for-sale securities, as of June 30, 2005. The Company had no marketable securities at June 30, 2004.

---------------------- --------------- ---------------------- ------------------
                           Cost        Estimated fair value    Unrealized loss
---------------------- --------------- ---------------------- ------------------
Equity securities        $508,245            $362,600              $145,645
---------------------- --------------- ---------------------- ------------------

6. INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over 3 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142.

Net intangible assets at June 30, 2005 were as follows:

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

Net intangible assets at June 30, 2005 were as follows:


                                                            $      598,152
            Patents
            Less Accumulated amortization                          (18,957)

                                                            ---------------
                                                            $      579,195
                                                            ===============

Amortization expense for the quarter ended June 30, 2005 amounted to $29,816. The Company did not have amortization of intangible assets at June 30, 2004.

Amortization expense for the Company's current amortizable intangible assets over the next five fiscal years is estimated to be: 2006: $40,333; 2007:
$40,333; 2008: $40,333; 2009: $40,333; and, 2010: $40,333.

7.   SHAREHOLDER'S EQUITY

On January 12, 2005, TFI and its shareholders entered into a merger agreement ("Merger Agreement") with Torch Executive Services, Inc. ("Torch") and a wholly owned subsidiary of Torch, Torch Subsidiary, Inc. ("TSI"). At the closing which occurred on January 24, 2005, TFI was merged with and into TSI and the separate existence of TFI ceased. On the date of the merger, there were 7,000,300 shares of common stock of Torch outstanding. As a part of the merger, 8,000,000 restricted shares of Torch were issued to the shareholders of TFI and the former president, sole director and majority shareholder of Torch returned 5,000,000 shares of Torch to the treasury which was subsequently cancelled. After the merger, there were 10,000,300 shares of stock of Torch outstanding.

On January 24, 2005 Torch declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger. The stock dividend was payable on January 27, 2005. After the stock dividend, the Company had 15,000,450 shares of common stock outstanding. The Company has a total of 15,000,450 shares of common stock outstanding as of June 30, 2005.

On January 12, 2005 HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company (Note 14) to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. The Company agreed to the issuance of such shares on February 16, 2005.

Based upon the valuation of the Joint Venture by an independent appraiser, the Company determined that the number of shares issued under the Share Transfer Agreement should have been 786,885. In light of such valuation, HTFI, HTFE and the Company agreed to amend and restate the Share Transfer Agreement and to adjust the number of shares the Company would issue to HTFI. On May 12, 2005, the Company entered into a certain Amended and Restated Agreement with HTFI and HTFE, to amend the Share Transfer Agreement dated as of January 12, 2005. Upon completion of the accounting for inclusion of the Joint Venture, HTFI, HTFE and the Company agreed that the Company would issue 786,885 shares of its common stock, par value $0.00001 to HTFI.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

As of June 30, 2005 such shares have not been issued.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the six month periods ended June 30, 2005 and 2004.

9.   STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China ("PRC"), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve for the six month period ended June 30, 2005 amounted to $327,283.

10.  STATUTORY RESERVE

In accordance with the Chinese Company Law (Note 9), the Company has allocated 10% of its annual net income, amounting to $664,483, as statutory reserve for the six month period ended June 30, 2005.

11.  EMPLOYEE PENSION

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


The employee pension in Harbin generally includes two parts: (a) 20% of the employee's actual salary in the prior year, to be paid by the Company; provided, that, if the average salary falls below $1,165 for each employee, $1,165 per employee will be used as the basis; and (b) 8% of the employee's actual salary in the prior year, to be paid by the employee, subject to the same minimum requirement. The Company made no contributions of employment benefits, including pension in the six month periods ended June 30, 2004 and June 30, 2005. The Company agreed with the local authorities to commence these contributions in 2005.

12.  EARNINGS PER SHARE

Earnings per share for six month periods ended June 30, 2005 and June 30, 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

13.  MERGER AGREEMENT

On January  12,  2004,  Torch  Executive  Services  Ltd.,  a Nevada  corporation
("Torch"), entered into an Agreement and Plan of Merger ("Merger Agreement") with Torch Subsidiary, Inc., a Delaware corporation ("TSI") wholly-owned by Torch, Tech Full International, Inc., a Delaware corporation ("TFI") and the shareholders of TFI. TFI had one 100% wholly-owned subsidiary in Nangang District, Harbin of Heilongjiang Province, China, Harbin Tech Full Electric Co., Ltd. ("HTFE"). Under the terms of the agreement, TFI merged with and into TSI and Torch issued 8,000,000 million shares of its common stock ("Acquisition Shares") to the holders of TFI and, in consideration of the payment of $5,000, the former president of Torch returned 5,000,000 million shares of common stock to the treasury which was subsequently cancelled. The new shares constituted approximately 80 percent of the outstanding shares of Torch, after the merger. The Merger Agreement was closed on January 24, 2004.

At closing, Frank Torchia was replaced as president, principal executive officer, treasurer, principal accounting officer, principal financial officer, and secretary and the officers of TFI have been appointed as officers of Torch. Further, at the closing of the transaction, the existing president resigned as Torch's sole director and officers of TFI have been appointed to the board of directors of Torch.

At the effective date of merger, by virtue of the merger and without any action on the part of TSI, TFI or the TFI shareholders, the shares of capital stock of each of TFI and TSI were converted as follows:

a) Capital Stock of TSI: Each issued and outstanding share of TSI's capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of TSI, as it existed from and after closing. Each stock certificate of TSI's evidencing ownership of any such shares shall continue to evidence ownership of such shares of capital stock of the TSI, as it existed from and after closing.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

b) Conversion of TFI. Each share issued and outstanding of TFI that was issued and outstanding at the effective date of the merger was automatically cancelled and extinguished and converted, without any action on the part of the holder thereof, into the right to receive at the time and in the amounts described in the Merger Agreement an amount of Acquisition Shares equal to the number of Acquisition Shares divided by the number of TFI shares outstanding immediately prior to closing. All such TFI shares, when so converted, were no longer outstanding and were automatically cancelled and retired and ceased to exist, and each holder of a certificate representing any such shares ceased to have any rights with respect thereto, except the right to receive the Acquisition Shares paid in consideration therefore upon the surrender of such certificate in accordance with the merger agreement.

On January 26, 2005, Torch changed its name to Harbin Electric, Inc. (the "Company") and TSI merged with and into the Company, with Harbin Electric, Inc. remaining as the surviving corporation. On January 26, 2005 the Company declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the merger agreement. The stock dividend was payable on January 27, 2005.

14.  JOINT VENTURE WITH BALDOR ELECTRIC COMPANY

On January 12, 2005, Harbin Tech Full Electric Co., Ltd. ("HTFE") entered into a certain Share Transfer Agreement (the "Share Transfer Agreement") with Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in a joint venture (the "Joint Venture") with Baldor Electric Company ("Baldor"), a U.S. company which trades on the New York Stock Exchange, to HTFE.

Pursuant to a certain Joint Venture Agreement (the "Joint Venture Agreement") by and between HTFI and Baldor, HTFI has a 65% equity ownership in the Joint Venture and Baldor has the remaining 35%. Also pursuant to the Joint Venture Agreement, HTFI will receive 55% of the profits from the Joint Venture with the remainder of the profits going to Baldor. The purpose of the Joint Venture is to manufacture and market electric machineries and related equipment in China, utilizing Baldor's technology.

In exchange for the transfer of the interests in the Joint Venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.'s common stock to HTFI as a payment for the transfer of the Joint Venture interests. Based upon the valuation of the Joint Venture by an independent appraiser, the Company determined that the number of shares issued under the Share Transfer Agreement should have been 786,885. In light of such valuation, HTFI, HTFE and the Company agreed to amend and restate the Share Transfer Agreement and to adjust the number of shares the Company would issue to HTFI. On May 12, 2005, the Company entered into a certain Amended and Restated Agreement (the "Amended and Restated Agreement") with HTFI and HTFE, to amend the Share Transfer Agreement dated as of January 12, 2005. Upon completion of the accounting for inclusion of the Joint Venture, HTFI, HTFE and the Company agreed that the Company would issue 786,885 shares of its common stock, par value $0.00001 to HTFI.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

As of June 30, 2005, the Joint Venture has not manufactured any products. The Joint Venture is in the discussion for further business development.

15.  RELATED PARTY TRANSACTION

On January 12, 2005, HTFE entered into a Share Exchange Agreement with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company ("Baldor"), a U.S. company which trades on the New York Stock Exchange, to HTFE (Note 14). In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock, common stock to HTFI as a payment for the transfer of the joint venture interests. The number of shares to be issued to HTFI was later reduced to 786,885, based on an evaluation by an independent appraiser. The parties entered into an Amended and Restated Agreement, dated as of May 12, 2005 to record such reduction. Tianfu Yang, the Chief Executive Officer and Chairman of the Company and the Company's majority shareholder, is also the principal owner of HTFI.

16.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the period ended June 30, 2005 presentation.

17.  SUBSEQUENT EVENT

No subsequent event.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

Item 2.  Management's Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as "anticipates," "believes," "estimates," "expects," "hopes," "targets," "should," "will," "will likely result," "forecast," "outlook," "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

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

Use of Estimates
----------------

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

Accounts Receivable
-------------------

We maintain reserves for potential credit losses on accounts receivable. We review the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

Inventories
-----------

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

Property & Equipment
--------------------

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

Intangible Assets
-----------------

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

Revenue Recognition
--------------------

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

Stock-based Compensation
------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

On January 31, 2005, the Company granted a total of 150,000 stock options ("Options") to purchase shares of its common stock to three directors ("Optionees") of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Award Agreement"). The Options terminate five (5) years from the date of the grant. Pursuant to the Award Agreement, the Options shall become exercisable during the term that the Optionee serves as a Director of the Company, as follows: (i) 50% of the shares of stock subject to this Option became exercisable immediately as of the date of the Award Agreement; and (ii) the balance of the shares of stock subject to this Option shall become exercisable in eight (8) equal quarterly installments, of 3,125 shares per installment, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted the Optionees the right to purchase the number of shares of stock set forth in the Award Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the "Exercise Price"), such Exercise Price being the high price per share of the Company's common stock reported on the NASD Over-The-Counter Bulletin Board under HRBN.OB on January 31, 2005.

Income Taxes
------------

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

Foreign Currency Transactions and Comprehensive Income (Loss)
-------------------------------------------------------------

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

Recent Accounting Pronouncements

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: (a) Mandatory redeemable instruments (b) Financial instruments to repurchase an entity's own equity instruments (c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments and (d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

Six Months  Ended June 30,  2005  Compared  To Six  Months  Ended June 30,  2004
Revenue

For the six month period ended June 30, 2005, we generated net revenues of $9,402,739. During the six month period ended June 30, 2004, we did not produce operating revenue, as the initial production launch occurred in the end of June 2004.

Gross Profit
------------

The Company achieved a gross profit of $4,804,659 for the six months ended June 30, 2005. We had no gross profit, because we had no revenues for the six months ended June 30, 2004, as the initial production launch occurred in the end of June 2004. Gross margin, as a percentage of revenues, was 51% for the six months ended June 30, 2005.

Operating Expenses
------------------

The Company incurred operating expenses of $518,334 for the six months ended June 30, 2005, an increase of $477,022 compared to $41,312 for the six months ended June 31, 2004. This increase is a direct result of full operation of the Company during the first half year of 2005 and no revenue during the six months ended June 30, 2004. Aggregated selling expenses of $124,333 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $394,001 for the first-half year 2005 and relate to the cost of maintaining the company's facilities, salaries and research and development.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

Net Income
----------

The Company's net income was $4,300,443 for the six months ended June 30, 2005, compared to a loss of $41,312 for the six months ended June 30, 2004. The increase is attributed to the initial production launch in the end of June 2004.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005 the Company had $3,754,798 cash and cash equivalents, and we believe that current cash needs can be met from working capital. The Company had net cash flows provided by operations of $2,948,484 for the six month period ended June 30, 2005, as compared to net cash used in operations of $4,014,175 ii the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to the initiation of full operations in the end of June 2004.

Cash flows from investing activities resulted in net usage of $2,030,081 in the current period as compared $155,666 in the corresponding period last year. The usage in the current period was mainly due to investments in patents and technology in the amount of $266,200, and property and equipment of $1,763,881 in the six month period ended June 30, 2005.

The Company had a net increase in cash and cash equivalent of $1,140,789 in the current period as compared to a net increase of $1,499,519 in the corresponding period last year.

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

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
-----------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting.
---------------------------------------------------------

There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II. OTHER INFORMATION

Item 6.  Exhibits.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Harbin Electric, Inc.




Date:  August 15, 2005                        /s/ Tianfu Yang
                                             ------------------
                                             Tianfu Yang
                                             Chief Executive Officer



Date:  August 15, 2005                       /s/ Zedong Xu
                                             --------------
                                             Zedong Xu
                                             Chief Financial Officer

                                  EXHIBIT INDEX
(a) Exhibits:

Exhibit       Description                                            Method of Filing
Number

31.1         Certification  by  the  Chief  Executive   Officer      Filed herewith as Exhibit 31.1
             pursuant to Rule 13a-14(a) or 15d-14(a)

31.2         Certification  by  the  Chief  Financial   Officer      Filed herewith as Exhibit 31.2
             pursuant to Rule 13a-14(a) or 15d-14(a)

32.1         Certification  of the Chief Executive  Officer and      Filed herewith as Exhibit 32.1
             the Chief  Financial  Officer  pursuant  18 U.S.C.
             Section 1350,  as adopted  pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K during the quarter ended June 30, 2005:

     (i) Form 8-K filed on July 7, 2005 disclosing an amendment to the Company's Bylaws.

     (ii) Form 8-K filed on May 12, 2005 disclosing the Amended and Restated Share Transfer Agreement as well as the issuance of the 786,885 shares from the Company to Harbin Tech Full Industry Co., Ltd.

     (iii) Form 8-K filed on May 12, 2005 disclosing the issuance of non-statutory stock options.