Form 10QSB/A
period 2005-06-30
Harbin Electric, Inc
filed 2005-11-18
CIK 1266719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended June 30, 2005

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-51006

                              HARBIN ELECTRIC, INC.

                 (Name of small business issuer in its charter)


                Nevada                                  98-0403396
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005: 15,000,451 shares of common stock, par value $0.00001 per share

                                Explanatory Note


This  Amendment  is  filed to  amend  and  restate  the  Company's  Consolidated
Statement of Cash Flows for the period ended June 30, 2005 from the Company's prior filing on Form 10-QSB (the "Original Filing"). Through an internal review process, the Company discovered that there were certain inaccuracies as reported in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

The corrections in this restatement do not impact the Consolidated Statement of Operations or Consolidated Balance Sheet for the reporting period, nor do they impact the reported Net Income for the period or year to date. The corrections in these restatements do not have any carry-forward or carry-back impact on the Company's consolidated financial statements for other periods. In addition, the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31.1, 31.2 and
32.1.).


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

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                        CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)


                                                                                  FOR THE SIX MONTH PERIODS ENDED
                                                                                 JUNE 30, 2005         JUNE 30, 2004
                                                                                ---------------      ---------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income (loss)                                         $    4,300,443       $      (41,312)
                      Adjustments to reconcile net income (loss) to net cash
                      provided by (used in) operating activities:
                                   Depreciation                                        211,290               13,963
          Minority Interest
                                   (Increase) decrease in current assets:
                                               Accounts receivable                  (1,900,326)                   -
                                               Inventory                                 1,411              (72,600)
                                               Advances to suppliers                (1,183,090)            (550,000)
                                               Other receivable                              -           (4,671,805)
                                               Other assets                                  -              (20,000)
                                   Increase in current liabilities:
                                               Accounts payable                        414,336               20,400
                                               Other payable                                 -            1,309,014
                                               Accrued expenses                       (116,650)              (1,835)
                                                                                ---------------      ---------------

                      Net cash provided by (used in) operating activities            1,727,414           (4,014,175)
                                                                                ---------------      ---------------


          CASH FLOWS FROM INVESTING ACTIVITIES
                                  Acquisition of intangible assets                    (266,200)                   -
                                  Acquisition on property & equipment                 (210,888)            (155,666)
                                                                                ---------------      ---------------

                      Net cash used in investing activities                           (477,088)            (155,666)
                                                                                ---------------      ---------------


          CASH FLOWS FROM FINANCING ACTIVITIES:
                     Due to related party                                               87,360                    -
                     Advances to related party                                         206,309              395,360
                     Increase in paid in capital                                             -            5,274,000
                                                                                ---------------      ---------------

                      Net cash provided by financing activities                        293,669            5,669,360
                                                                                ---------------      ---------------


          NET INCREASE IN CASH & CASH EQUIVALENTS                                    1,543,995            1,499,519

          CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,210,803              309,260
                                                                                ---------------      ---------------

          CASH & CASH EQUIVALENTS, END OF PERIOD                                $    3,754,798       $    1,808,779
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

17.  RESTATEMENT

The Company has restated its statement of cash flows for the six months ended June 30, 2005 to reflect corrected balance for cash at beginning of period, accounts receivable, inventory, advances to suppliers, other assets, accounts payable, other payable, accrued expenses, non-cash acquisition of fixed assets, due to related parties and advances from/to related parties.

The effect of the correction is as follows:

                                            As previously         As restated
                                               reported

Net cash  provided  by  operating           $    2,948,484       $  1,727,414
activities

Net  cash   used  in   investing                (2,030,081)          (477,088)
activities

Net cash  provided  by  financing                  222,386            293,669
activities

Net  increase  in  cash  and  cash               1,140,789          1,543,995
equivalents

Cash   and   cash   equivalents,                 2,614,009          2,210,803
beginning of period

Cash and cash equivalents,  end of          $    3,754,798       $  3,754,798
period

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005 the Company had $3,754,798 cash and cash equivalents, and we believe that current cash needs can be met from working capital. The Company had net cash flows provided by operations of $1,727,414 for the six month period ended June 30, 2005, as compared to net cash used in operations of $4,014,175 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to the initiation of full operations in the end of June 2004.

Cash flows from investing activities resulted in net usage of $477,088 in the current period as compared $155,666 in the corresponding period last year. The usage in the current period was mainly due to investments in patents and technology in the amount of $266,200, and property and equipment of $1,763,881 in the six month period ended June 30, 2005.

The Company had a net increase in cash and cash equivalent of $1,543,995 in the current period as compared to a net increase of $1,499,519 in the corresponding period last year.

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

                                             Harbin Electric, Inc.




Date:  November 18, 2005                      /s/ Tianfu Yang
                                             -----------------------
                                             Tianfu Yang
                                             Chief Executive Officer



Date:  November 18, 2005                      /s/ Zedong Xu
                                             -----------------------
                                             Zedong Xu
                                             Chief Financial Officer

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