Form 10QSB
period 2005-09-30
Harbin Electric, Inc
filed 2005-11-18
CIK 1266719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-51006

                              HARBIN ELECTRIC, INC.

                 (Name of small business issuer in its charter)

                  Nevada                                 98-0403396
      (State or other jurisdiction             (IRS Employer Identification No.)
            of incorporation)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005: 15,000,451 shares of common stock, par value $0.00001 per share

                                Table of Contents

                                                                                                                     Page


Item 1.  Financial Statements (Unaudited)..........................................................................   1

Consolidated Statements of Operations (Unaudited)..................................................................   1
   For the Three - Month Periods Ended September 30, 2005 and 2004.................................................   1
   For the Nine - Month Periods Ended September 30, 2005 and 2004..................................................   1

Consolidated Balance Sheet.........................................................................................   2
   As of September 30, 2005........................................................................................   2

Consolidated Statements of Cash Flows..............................................................................   3
   For the Nine Months Ended September  2005 and 2004..............................................................   3

Item 2.   Management's Discussion and Analysis or Plan of Operation................................................  15

Item 3.   Controls and Procedures..................................................................................  20

Part II.  Other Information........................................................................................  20

Item 6.   Exhibits.................................................................................................  20

Signatures.........................................................................................................  21

Index to Exhibits..................................................................................................  22


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTH PERIODS ENDED     FOR THE NINE MONTH PERIODS ENDED
                                                         Sept. 30, 2005      Sept. 30, 2004     Sept. 30, 2005     Sept. 30, 2004
                                                         ----------------   -----------------  -----------------   ----------------
Net revenue..........................................    $     7,044,014    $      1,790,549   $     16,446,753    $  1,790,549.00

Cost of revenue......................................          3,665,271             657,289          8,263,351            657,289
                                                         ----------------   -----------------  -----------------   ----------------

Gross profit.........................................          3,378,743           1,133,260          8,183,402          1,133,260

Operating expenses
    Selling expenses.................................            100,923              62,501            225,256             62,501
    General and administrative expenses..............            302,586              38,762            696,587             80,074
                                                         ----------------   -----------------  -----------------   ----------------
         Total operating expenses....................            403,509             101,263            921,843            142,575
                                                         ----------------   -----------------  -----------------   ----------------

Income (loss) from operations........................    $     2,975,234    $      1,031,997   $      7,261,559    $       990,685

Non-operating Income
    Interest income..................................              8,810              10,370             22,928             10,370
                                                         ----------------   -----------------  -----------------   ----------------

Net income (loss)....................................          2,984,044           1,042,367          7,284,487          1,001,055

Other comprehensive loss
    unrealized loss on marketable securities.........            120,400                  --            (25,245)                --
                                                         ----------------   -----------------  -----------------   ----------------

Comprehensive Income (loss)..........................    $     3,104,444    $      1,042,367   $      7,259,242    $     1,001,055
                                                         ================   =================  =================   ================

Basic weighted average shares outstanding............         15,539,580           8,000,000         14,929,350          8,000,000

Basic net earnings per share.........................               0.19                0.13               0.49               0.13
                                                         ----------------   -----------------  -----------------   ----------------

Diluted weighted average shares outstanding..........         15,554,012           8,000,000         14,929,350          8,000,000

Diluted net earnings per share.......................               0.19                0.13               0.49               0.13
                                                         ----------------   -----------------  -----------------   ----------------

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                       AS OF
                                                                                SEPTEMBER 30, 2005
                                                                              ------------------------
ASSETS

CURRENT ASSETS
    Cash & cash equivalents...............................................    $             5,604,096
    Accounts receivable, net..............................................                  3,914,248
    Inventory.............................................................                    764,713
    Advances to suppliers.................................................                  2,524,695
    Prepaid expenses......................................................                    141,485
    Marketable securities.................................................                    483,000
                                                                              ------------------------
         Total current assets.............................................
                                                                                           13,432,237

PROPERTY AND EQUIPMENT, net...............................................                 10,844,001

INTANGIBLE ASSETS, net....................................................                    564,271
                                                                              ------------------------

TOTAL ASSETS..............................................................    $            24,840,509
                                                                              ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable......................................................    $               323,795
    Customer deposits.....................................................                      2,527
    Due to related parties................................................                     19,696
                                                                              ------------------------
         Total liabilities................................................
                                                                                              346,018

Minority Interest.........................................................                  1,218,000

STOCKHOLDERS' EQUITY
    Common stock, .00001 par value; authorized shares 100,000,000; issued
        and outstanding 15,000,451 shares.................................                        150
    Additional paid in capital............................................                 11,435,507
    Shares to be issued, 786,885 shares of common stock...................                  2,400,000
    Subscription receivable...............................................                   (125,859)
    Statutory reserves....................................................                  1,438,791
    Accumulated other comprehensive income................................                    (25,245)
    Retained earnings.....................................................                  8,153,147
                                                                              ------------------------
         Total stockholders' equity.......................................
                                                                                           23,276,491
                                                                              ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $            24,840,509
                                                                              ========================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      HARBIN ELECTRIC, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                              FOR THE NINE          FOR THE NINE
                                                                             MONTH PERIODS          MONTH PERIODS
                                                                                 ENDED                  ENDED
                                                                           SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
                                                                          ---------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.........................................................   $          7,284,487   $         1,001,055
    Adjustments to reconcile net income to net cash provided by (used
       in) operating activities:
         Depreciation..................................................                317,915                29,417
         Amortization..................................................                 14,924                    --
         Increase in current assets
              Accounts receivable......................................             (3,888,253)             (508,245)
              Inventory................................................               (495,409)              214,034)
              Advances to suppliers....................................             (2,468,746)             (104,782)
              Other assets.............................................                     --                  (974)
         Increase in current liabilities
              Accounts payable.........................................                326,322                    --
              Accrued expenses.........................................               (208,096)               96,478
                                                                          ---------------------  --------------------
    Net cash provided by (used in) operating activities................                883,144               298,915
                                                                          ---------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of intangible assets..............................              (266,200)                    --
         Acquisition of property & equipment...........................             (2,108,171)               (6,714)
                                                                          ---------------------  --------------------
    Net cash used in investing activities..............................             (2,374,371)               (6,714)
                                                                          ---------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Loan from related parties.....................................                     --                11,387
         Advance from related parties..................................                 84,520                    --
         Cash received from shares.....................................              4,800,000                    --
         Issuance of subsidiary stock..................................                     --               434,291
                                                                          ---------------------  --------------------
    Net cash provided by financing activities..........................              4,884,520               445,678
                                                                          ---------------------  --------------------

NET INCREASE IN CASH & CASH EQUIVALENTS................................              3,393,293               737,879

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD...........................              2,210,803               309,260
                                                                          ---------------------  --------------------

CASH & CASH EQUIVALENTS, END OF PERIOD.................................             $5,604,096            $1,047,139
                                                                          =====================  ====================


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Harbin Tech Full Electric Co., Ltd. ("HTFE") was incorporated and formerly known as Harbin Tech Full Technology Development Co., Ltd. ("HTFTD"). On July 12, 2004, the Board of Directors of HTFTD approved to change the name of HTFTD to Harbin Tech Full Electric Co., Ltd. HTFE is in the business of manufacturing and marketing of linear motors and special electric motors. HTFE holds patents for various commercial applications of linear motors.

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

Joint Venture with Baldor Electric Company

On January 12, 2005, HTFE entered into an agreement with Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company ("Baldor") to

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.'s common stock to HTFI as a payment for the transfer of the joint venture interests. On May 11, 2005, HTFE and the Company signed a written consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company's common stock for the transfer of HTFE's interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The paid-in-capital for the shares to be issued in consideration for the interest in this joint venture is $2,400,000.

In accordance with the Joint Venture Agreement, HTFI has a 65% equity ownership in the joint venture and Baldor has the remaining 35%. HTFI will receive 55% of the profits from the joint venture with the remainder of the profits going to Baldor. The Chief Executive Officer and Chairman of the Company and the Company's majority shareholder is also the principal owner of HTFI.

As of September 30, 2005, all operational revenues of the company have come from HTFE and all operational revenues rely on the proprietary technology and core patents of HTFE. The Harbin Baldor Joint Venture has not generated any revenue through September 30, 2005. HTFI anticipates entering into negotiations regarding the termination of the Joint Venture. Total assets in the joint venture amounts to $3,618,000.

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

Accounts Receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $3,914,248 as of September 30, 2005. Based on historical collection activity, no allowance is deemed necessary.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $2,524,695 at September 30, 2005.

Inventory

Inventory is mainly the raw material for manufacturing the electrical motor. Inventory is valued at the lower of cost or market. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign currency transactions and comprehensive income (loss)

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi. Cumulative translation adjustment amount was insignificant at and for the nine month periods ended September 30, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods `financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Harbin Electric, Inc. (from the merger date), its 100% wholly-owned subsidiary Harbin Tech Full Electric Co., Ltd. ("HTFE"), and Harbin Baldor Tech Full Electric Company Limited ("Harbin Baldor"), a joint venture in which the Company has 65% interest. The remaining 35% interest represents minority interest. Harbin Baldor has not commenced operations and HTFI anticipates entering into negotiations regarding the termination of the Joint Venture . All significant

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


inter-company accounts and transactions have been eliminated in consolidation. The historical results for the first nine month periods ended September 30, 2005 include both the Company and HTFE while the historical results for the nine month periods ended September 30, 2004 include only HTFE.

4.       MAJOR CUSTOMERS AND VENDORS

Three major customers accounted for 72% of the net revenue for the three month and 68% for the nine month periods ended September 30, 2005; and two major customers accounted for 67% of the net revenue for the three month and nine month periods ended September 30, 2004. At September 30, 2005, the total receivable balance due from these three customers was $3,526,085.

Three vendors provided 80% of the Company's purchase of raw materials for the three month and 73% for the nine month periods ended September 30, 2005; and three vendors provided 55% of the Company's purchase of raw material for the three month and nine month periods ended September 30, 2004. The Company's accounts payable to these vendors was $1,815 at September 30, 2005.

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

The following is a summary of the Company's investment in marketable equity securities, all of which are classified as available-for-sale securities, as of September 30, 2005. The company had no marketable securities at September 30, 2004.

 ------------------- ------------------ --------------------- ----------------
                           Cost         Estimated fair value  Unrealized loss
 ------------------- ------------------ --------------------- ----------------
  Equity securities   $         508,245  $            483,000  $        25,245
 ------------------- ------------------ --------------------- ----------------

6.       INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over 3 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2005, no impairment of intangible assets has been recorded.

Net intangible assets at September 30, 2005 were as follows:


       Patents                                         $      598,152
       Less Accumulated amortization                          (33,881)
                                                       ---------------
                                                       $      564,271
                                                       ===============

Amortization expense for the three month and nine month periods ended September 30, 2005 amounted to $14,924 and $33,881, respectively; and $0 for the three month and nine month periods ended September 30, 2004.

Amortization expense for the Company's current amortizable intangible assets over the next five fiscal years is estimated to be: 2006 -$40,333; 2007-$40,333; 2008-$40,333; 2009 - $40,333; and, 2010 - $40,333.

7.       SHAREHOLDER'S EQUITY

Harbin Tech Full Electric Co. Ltd. ("HTFE") was founded in the People's Republic of China on April 10, 2003. Upon its inception, HTFE issued 6,000,000 shares of its common stock for $726,000 to four shareholders. On July 12, 2004, HTFE issued 47,000,000 shares of its common stock for subscription receivable of $5,771,842 from a related party. Immediately after the issuance, HTFE had 53,000,000 shares of stock issued and outstanding. Through December 31, 2004, HTFE had subscription receivable $4,862,256 from its shareholders. The Company accrued interest at 5.86% on the subscription receivable amounting to $125,859 through December 31, 2004. The Company has completed the process of acquiring the plant facility in exchange of the subscription receivable in the beginning of year 2005.

On August 31, 2004, all shareholders of HTFE entered into an agreement with Tech Full International, Inc. (TFI) to exchange all of their outstanding shares of HTFE for 1,500 shares of common stock of TFI which constituted 100% of TFI's issued and outstanding shares. After the consummation of the agreement, the former shareholders of HTFE owned all outstanding and issued shares of TFI.

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

On January 24, 2005 the Company declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. After the stock dividend, the Company had 15,000,451 shares of common stock outstanding. The Company has a total of 15,000,451 shares of common stock outstanding as of September 30, 2005.

On January 12, 2005, HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company's common stock for the transfer of HTFE's interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for issuance in connection with the transfer of the joint venture interest.

On August 31, 2005, Harbin Electric, Inc. entered into certain Securities Purchase Agreements with institutional investors and other accredited investors to sell an aggregate of 1,600,000 shares of the Company's common stock, par value $0.00001, at a price of $3.00 per share together with warrants to purchase an aggregate of 480,000 shares of common stock at $3.50 per share (the "Private Placement"). The Private Placement is being entered into pursuant to Regulation D of the Securities Act of 1933.

On September 18, 2005, the Company received $4,800,000 from the Private Placement. The Company's total registered capital as of September 30, 2005 has been increased to $11,200,000.

8.   STOCK OPTIONS

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for nine month periods ended September 30, 2005 as follows ($ in thousands, except per share amounts):

------------------------------------------------------- ------------------------
                                                        Nine month period ended
                                                        September 30, 2005
------------------------------------------------------- ------------------------
Net Income - as reported                                $                 7,284

------------------------------------------------------- ------------------------
Stock-Based employee compensation expense included in
reported net income, net of tax
------------------------------------------------------- ------------------------
Total stock-based employee compensation under                              (186)
fair-value-based method for all rewards, net of tax
------------------------------------------------------- ------------------------

Pro forma net income                                    $                 7,098
------------------------------------------------------- ------------------------

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Agreement"). The option terminates five (5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the "Exercise Price"), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

On September 26, 2005, the Company granted options (the "Options") to purchase 250,000 shares of the Company's common stock (the "Common Stock") at an exercise price $3.93, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) has vested immediately upon granting. The remaining Options shall vest over a 3-year period, with 13.33 % (33,333 shares) vesting on the 180th day from September 26, 2005, and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. Cash from investing and financing activities exclude the effect of the acquisition of 65% interest in a joint venture from an entity related through common ownership.

The Company paid $0 for interest and income tax during the nine month periods ended September 30, 2005 and 2004.

10.      STATUTORY COMMON WELFARE FUND

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

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve for the nine month periods ended September 30, 2005 and 2004 amounted to $479,597 and $50,053, respectively.

11.  STATUTORY RESERVE

In accordance with the Chinese Company Law (note 10), the Company has allocated 10% of its annual net income, amounting to $959,194 and $100,105, as statutory reserve for the nine month periods ended September 30, 2005 and 2004, respectively. The Statutory Surplus Reserve and Statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

12. EMPLOYEE PENSION

The employee pension in Harbin generally includes two parts. The first part to be paid by the company is 20% of the employees' actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made $13,648 contributions of employment benefits, including pension in the nine month periods ended September 30, 2005. The Company made no contributions of employment benefits, including pension in the nine month periods ended September 30, 2004.

13.  EARNINGS PER SHARE

Earnings per share for nine month periods ended September 30, 2005 and September 30, 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

-------------------------------------------- ------------------------------------- ----------------------------------
                                                       For the nine month                For the three month
                                                    periods ended Sept. 30             periods ended Sept. 30
-------------------------------------------- ------------------- ----------------- ---------------- -----------------
                                                     2005               2004             2005              2004
-------------------------------------------- ------------------- ----------------- ---------------- -----------------
Weighted average common shares outstanding           14,929,350         8,000,000       15,539,580         8,000,000
-------------------------------------------- ------------------- ----------------- ---------------- -----------------
Effect of dilutive securities:                           12,845                             14.432
Stock options
-------------------------------------------- ------------------- ----------------- ---------------- -----------------
Weighted average common shares                       14,942,195         8,000,000       15,554,012         8,000,000
outstanding and common share equivalents
-------------------------------------------- ------------------- ----------------- ---------------- -----------------


14.      MERGER AGREEMENT

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

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

At the effective date of merger, by virtue of the merger and without any action on the part of TSI, TFI or the TFI shareholders, the shares of capital stock of each of TFI and TSI should have been converted as follows:

a) Capital Stock of TSI. Each issued and outstanding share of TSI's capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of TSI, as it existed from and after closing. Each stock certificate of TSI's evidencing ownership of any such shares shall continue to evidence ownership of such shares of capital stock of the TSI, as it existed from and after closing.

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

On January 26, 2005, Torch changed its name to Harbin Electric, Inc. (the "Company") and TSI merged with and into the Company, with Harbin Electric remaining as the surviving corporation. On January 26, 2005 the Company declared a stock dividend of one-half share on each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the merger agreement. The stock dividend was payable on January 27, 2005.

15.  RELATED PARTY TRANSACTION

On January 12, 2005,  HTFE entered into a Share  Exchange  Agreement  with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company ("Baldor") to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock to HTFI as a payment for the transfer of the joint venture interests. On May 11, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue786,885 shares of the Company's common stock for the transfer of HTFE's interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Chief Executive Officer and Chairman of the Company and the Company's majority shareholder is also the principal owner of HTFI. The joint ventures assets were recorded at historical cost.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)


16.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

The future profitability of the Company is dependent upon the Company's abilities to purchase the raw material at the current rate and maintain the operating expense at the current level.

17.      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the nine month periods ended September 30, 2005 presentation.

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation
                                                    19
Item 2.  Management's Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as" anticipates," "believes," "estimates," "expects," "hopes," "targets," "should," will," "will likely result," "forecast," "outlook," "projects" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

Overview

We are incorporated under the laws of the state of Nevada and are headquartered in Harbin, China along with our wholly-owned subsidiaries. We manufacture, design, supply and service linear motors ("LMs") and special electric motors for domestic China and other international markets. LMs in concept perform similar functions to rotary motors, but differ because LMs are flat in structure and can be configured into a number of forms. LMs also use the principles of magnetic properties to induce linear forces that range in power suitable for many types of applications. We have domestic patents for commercial applications of LMs. Our LMs represent an improvement over traditional electric motors based on design, energy output, energy efficiency and precision movement. Industry segments served include oil services, factory automation, automotive, construction machinery, packaging, and mass transportation systems. Harbin Electric has 160 employees with approximately 200,000 square feet of state-of-the-art manufacturing space.

Significant Accounting Policies

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

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of: 30 years for building, 10 years for machinery, and 5 years for office equipment and 8 years for vehicles.

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

Stock based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Award Agreement"). The options terminate five (5) years from the date of the grant. Pursuant to the Award Agreement, the Options shall become exercisable during the term that the optionee serves as a Director of the Company, as follows: (i) 50% of the shares of stock subject to this option became exercisable immediately as of the date of the Award Agreement; and
(ii) the balance of the shares of stock subject to this option shall become exercisable in eight (8) equal quarterly installments, of 3,125 shares per installment, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted the three directors the right to purchase the number of shares of stock set forth in the Award Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Company,  in their  sole and  absolute  discretion)  at $3.10  per  share  (the"
Exercise Price"), such Exercise Price being the high price per share of the Company's common stock reported on the NASD Over-The-Counter Bulletin Board under HRBN.OB on January 31, 2005.

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

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation


Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Revenue

For the nine month period ended September 30, 2005, we generated net revenues of $16,446,753. During the nine month period ended September 30, 2004, we produced net revenues of $1,790,549. This was the first quarter of production revenues as the initial production launch occurred in the end of June 2004.

As of September 30, 2005, all operational revenues of the company have come from HTFE and all operational revenues rely on the proprietary technology and core patents of HTFE. The Harbin Baldor Joint Venture, in which interest is held by HTFE, remains in the developmental stage has not generated any revenue through September 30, 2005.

Gross Profit

The Company achieved a gross profit of $8,183,402 for the nine months ended September 30, 2005. During the nine month period ended September 30, 2004, we had gross profit of $1,133,260. This was the first quarter of production profits as the initial production launch occurred in the end of June 2004. Gross margin, as a percentage of revenues, was 50% for the nine months ended September 30, 2005.

Operating Expenses

The Company incurred operating expenses of $921,843 for the nine months ended September 30, 2005, an increase of $779,268 compared to $142,575 for the nine months ended September 30, 2004. This increase is a direct result of full operation of the Company during the nine month period of 2005 and only one quarter of revenues during the nine months ended September 30, 2004. Aggregated selling expenses of $225,256 account for expenses related to costs associated with sales and marketing of the Company's products. Operating expenses include general and administrative expenses of $696,587 for nine months ended September 30, 2005 and relate to the cost of maintaining the company's facilities, salaries and research and development.

Net Income

The Company's net income was $7,284,487 for the nine months ended September 30, 2005, compared to income of $1,001,055 for the nine months ended September 30, 2004. The increase is attributed to production profits generated from the initial production launch at the end of June 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $5,604,096 cash and cash equivalents, and we believe that current cash needs can be met from working capital. The Company had net cash flows provided by operations of $883,144 for the nine month period ended September 30, 2005, as compared to net cash from operations of $298,915 in the corresponding nine month period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to the initiation of full operations in the end of June 2004. Cash flows from investing activities resulted in net usage of $2,374,371 in the current period as compared $6,714 in the corresponding nine month period last year. The usage in the current period was mainly due to investments in patents and technology in the amount of

                     HARBIN ELECTRIC, INC. AND SUBSIDIARIES
            Management's Discussion and Analysis or Plan of Operation

$266,200, and property and equipment of $2,108,171 in the nine month period ended September 30, 2005. The Company had a net increase in cash and cash equivalent of $3,393,293 in the current period as compared to a net increase of $737,879 in the corresponding period last year.

On September 18, 2005, the Company received $4,800,000 from a private placement through the sale of 1,600,000 shares to institutional investors and other accredited investors. The Company intends to use the proceeds from the sale for general corporate purposes, including but not limited to, expansion of production capacity, research and development, certification of our new products, and other general working capital needs.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                            Harbin Electric, Inc.




Date:  November 18, 2005                   By:  /s/ Tian Fu Yang
                                            ------------------------
                                            Tianfu Yang
                                            Chief Executive Officer



Date:  November 18, 2005                   By:  /s/ Zedong Xu
                                            ----------------------
                                            Zedong Xu
                                            Chief Financial Officer

                                  EXHIBIT INDEX
(a) Exhibits:


Exhibit
Number     Description                                           Method of Filing
---------- ----------------------------------------------        ------------------------------
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


(b) Reports on Form 8-K during the quarter ended September 30, 2005:

     (i) Form 8-K filed on October 12, 2005 disclosing that the Board of Directors of the Company has elected Barry Raeburn as Executive Vice President of Finance and Corporate Development.

     (ii) Form 8-K filed on August 31 disclosing the private placement to sell an aggregate of 1,600,000 shares of the Company's common stock, along with warrants to purchase an aggregate of 480,000 shares of common stock, to institutional investors and other accredited investors.

     (iii) Form 8-K filed on July 7, 2005 disclosing an amendment to the Company's Bylaws.