Form 10KSB
period 2005-12-31
Harbin Electric, Inc
filed 2006-03-31
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51006

HARBIN ELECTRIC, INC.
(Name of small business issuer in its charter)

Nevada	98-040339
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People's Republic of China	150060
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 86-451-86116757

Securities registered under Section 12(b) of the Act: [None.]
Securities registered under Section 12(g) of the Act: Common Stock, $0.00001 par value per share

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenues for the year ended December 31, 2005 were $23,643,664.

As of March 29, 2006, the aggregate market value of the issuer’s common stock held by non-affiliates was $57,204,961.

As of March 29, 2006, the issuer had outstanding 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Harbin Electric, Inc. (“Harbin Electric”), through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors and other special motors.

HTFE was founded in the People’s Republic of China ( the “PRC”) in April 2003. In August 2004, the shareholders of HTFE exchanged all outstanding stock of HTFE for stock of a newly formed Delaware corporation (“TFI”) and HTFE thereby became a wholly-owned subsidiary of TFI.

Torch Executive Services Ltd. (“Torch”) was incorporated in the State of Nevada in July 2003 to engage in the business of providing travel and concierge services. In January 2005, Torch entered into an agreement with TFI and the TFI shareholders, pursuant to which shareholders of TFI became shareholders of Torch; the shares of Torch previously owned by the president and majority shareholder of Torch were cancelled; TFI was merged with and into a wholly-owned subsidiary of Torch (“Torch Subsidiary”); and Torch was renamed Harbin Electric, Inc. Subsequently, the Torch Subsidiary changed its name to Advanced Electric Motors, Inc. (“AEM”).

The transaction with Torch was accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of TFI acquired control of Torch. The merger of TFI and Torch Subsidiary was recorded as a recapitalization of TFI, with TFI being treated as the surviving entity for accounting purposes notwithstanding the fact that TFI was not the surviving corporation in the merger. The entities also changed their fiscal year to the period ending December 31.

Harbin Electric owns all of the outstanding stock of AEM, which in turn owns all of the outstanding stock of HTFE, the operating subsidiary. Both Harbin Electric and AEM are non-operating holding companies. Except as the context other requires, references in this annual report on Form 10-KSB to “the Company” mean Harbin Electric, Inc. and such subsidiaries.

We are located in the Harbin Development Zone in the city of Harbin, China, the capital of Heilongjiang Province. Our facilities include a connected two-story factory and a three-story office building. This represents a combined space of 178,564 square feet. Our property is situated on approximately 215,278 square feet of land in the Harbin Development Zone.

The Harbin Development Zone (“HDZ”) consists of Harbin Economic and Technological Development Zone and Harbin High and New Technological Development Zone both recognized and authorized at the national level. The main mission is to develop high and new technological industries and become an impetus to the economic growth of the provincial and municipal economy by means of the investment promotion, good services and a favorable investment environment. These unique benefits, in addition to the wealth of human resources and favorable income taxation policy are the key benefits to conducting business in Harbin.

INDUSTRY OVERVIEW

The linear motor (“LM”) industry is a fast-growing industry in China. Historically, traditional electric rotary motors have been used in various industries throughout China, but performance and efficiency issues associated with traditional electric motors have spurred an interest in the industry to consider alternative technologies such as LMs. Compared with traditional rotary motors, we believe that LMs are simpler to control, easier to operate, more reliable and capable of reducing operating costs in the long term.

Unlike traditional electric motors that rely on centrifugal rotation, or torque, a linear motor is an electric motor that transmits force through a magnetic field without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced wear and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with traditional electric motors. Many applications that require some sort of linear motion can benefit from the use of LMs.

LM integrated systems allow for faster response and more effective braking forces. LMs are more energy efficient because there are no gears or chains to cause backlash, no lubrication is needed, and overall maintenance requirements are lower. The Chinese government has shown an interest in the development of China’s LM industry by providing research grants to domestic companies which are chosen to participate in state-sponsored feasibility studies on projects such as the development of high-speed rail links using LM technology.

OUR STRATEGY

Our objective is to be the leading provider of customized linear motors and micro motors for customers in China’s industrial end-markets. Additionally we intend to pursue relationships with large multinational suppliers. To achieve this objective, we plan to execute the following key business strategies:

•
Strengthen our design and development capabilities. To meet the changing needs of our customers, we intend to continue to improve and strengthen our in-depth design capabilities to meet the changing needs of our customers, and continue to differentiate ourselves from our competitors in the global marketplace. We intend to capitalize on the significant growth in the end-markets for linear motors in China by continuing to build out our design expertise and production capacity.

•
Leverage our strong customer relationships into new opportunities. We will continue to expand our presence in the China market. While developing strategic relationships with established international firms. We will also more proactively address opportunities in the global markets for linear and other special motors which carry higher average selling prices.

PRODUCTS AND SERVICES

We develop, engineer, manufacture, and sell a wide array of customized linear motors and other special motors. We develop products based on our customers’ specific design specifications using our proprietary process technology and expertise. The characteristics of the customers’ requirement and the specific technology application in each development are exclusive. This custom product development allows for good customer relations and enables us to maintain our profit margins. We are able to compete effectively based on our low cost manufacturing facilities and favorable labor cost advantages afforded to us in China.

Presently, we offer four main products:

1.	Flat linear asynchronous motor series (self-cooled)

The flat linear asynchronous motor series is widely applied in transmission systems as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications.

2.	Flat three-phase linear asynchronous motor (forced ventilation)

The flat three-phase linear asynchronous motor has a forced ventilation structure, which is loaded with radiator, bottom board, and air blower to reduce and dissipate heat. This motor is used in transmission systems as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications.

3.	The plane goods transmission installment

This installment is used in logistical line, custom and airport applications.

4.	Micro-motor and armature

The micro-motor is used in home appliances including the microwave oven, refrigerator, warmer, washer, fan and other applications. The armature is used in electronic tools including electric drill, electric hammer, electric scissors, curve-saw and polisher applications.

MANUFACTURING PROCESS

In the PRC, our subsidiaries own state-of-the-art manufacturing equipment and production facilities that enable us to meet the demands of high quality engineering to ensure product reliability and durability. We believe that the facility and its landscape can accommodate potential capacity expansion plans.

Generally, there are two stages of design and development before the main production process. In the first process stage, the technical design of the motor is drawn based on customer defined parameters such as the speed, force, heat output and size of the motor. In the second process stage, the working prototype is produced, and testing and validation of the prototype are conducted. The main production process can be carried out only after the working prototype passes the various testing and validation protocols. The actual manufacturing process consists of winding the coils, laminating the primary and secondary elements, and hermetic casing for protection and durability among other procedures. The last stage is testing and validation.

SERVICES

We provide after-sale services to our customers. We typically offer a warranty of up to two years on our products and expect to absorb the costs of servicing if our products fail within the one year warranty period. We generally provide on-site service at a client location, if in China, within 24 hours to fix problems arising within the warranty period. After the warranty period has expired, we offer after-sale services for a fee.

MARKETING

Currently we receive contracts mostly through tender offers and referrals. We have a marketing team of six people that focuses on providing support and consultancy to customers. We target our products to the global original equipment manufacturers (“OEMs”) as components or in integrated systems. We also will cooperate with major system integrators to jointly develop and market new products. We have a close involvement with our customers to jointly develop and customize products for customers’ specific needs. We believe this active working relationship with customers has allowed us to win repeat business, create visibility and enhance our growth.

We also participate in industry trade shows, technical conferences, professional seminars and exhibitions, and use these events to promote its products, generate sales, and build brand awareness.

We are actively exploring the international markets for our products, and we recently established executive offices in Philadelphia, Pennsylvania.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us include semi-finished products and component materials. The main raw materials consist of semi-finished products, including iron-ore, fans, radiators and control cabinets. The main component materials include enamel wire and metal plating. We believe that alternative sources are available for such materials.

Supplier Name	Components Purchased
Acheng Relay Company Limited	Accessories of the logistic system, iron-core of electric motors
Jiangnan Aluminum Material Factory	Aluminum material
Linear Motor Institute of the Zhejiang University	Control cabinets
Rui’an Fangzhuang Motor Fittings Factory	Enamel wire and metal plating

CUSTOMERS

Three major customers accounted for 69% of our net revenue for the year ended December 31, 2005, with each customer individually accounting for about 46%, 12%  and 11% of the sales. At December 31, 2005, the total receivable balance due from these three customers was $5,124,275.

Customer Name	2005 Net Revenue (US dollars in millions)	Percentage of 2005 Net Revenue
GuiYang Putian Wanxiang Logistic Technology Co., Ltd.	$10.89	46%
Shanghai Junci Machine and Electric Equipments Co., Ltd.	2.87	12%
Suifenghe Wanrong Business Trade Co., Ltd.	2.58	11%
Total	$16.34	69%

INTELLECTUAL PROPERTY

We hold three patents in China relating to our core LM technology. These patents were issued by the Intellectual Property Rights Bureau of The People’s Republic of China as follows:

Patent Name	Type	Patent Number	Application Date	Term	Description
Linear Motor-Driven Flexible Planar Materials Circulation Line	Utility	ZL 02 2 11613.3	April 28, 2002	10 years from the Application Date	This utility model involves an application for conveying equipment circulation line driven by a linear motor.

Linear Motor-Driven Crawler Style Conveyor	Utility	ZL 02 2 10379.1	April 28, 2002	10 years from the Application Date	This utility model utilizes the linear movement directly output by the flat linear motor, basically alters the principles of current conveyors.

Flat Linear Three-Phase	Utility	ZL 02 2 10740.1	March 18, 2002	10 years from the Application	The advantages of the flat linear three-phase asynchronous motor of this
Asynchronous Motor				Date	utility model are that it drives linear movement units, thus the thrust force is generated directly without the needs of any conversion equipment. The intermediate conversion equipment is omitted and the whole system is simplified. This makes the whole system run securely with improved transmission efficiency, reduced manufacturing costs and reduced maintenance costs to operate compared to rotary motors.

RESEARCH AND DEVELOPMENT

Our design and development of linear motors and other special motors include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is done to improve production methods. Our strategy is to combine internal product research and development with outside research from China’s scientific research institutions.

We cooperate closely with various scientific research institutions to advance development of new products and production methods. We have on-going relationships with Zhejiang University, Shanghai Micro-Motors Research Institute, and China Academy of Sciences Electric Engineering Institution. For example, one of our joint research and development projects is our current program with Zhejiang University where we are jointly developing a Permanent Magnetism Synchronization Servo Motor.

Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $750,000 and $38,000 for the third quarter 2005 and fiscal year 2004, respectively.

EMPLOYEES

As of January 2006, we employed approximately 180 people in the following capacities: 15 in management, 4 in administrative, 115 in production, 6 in sales, 34 in research and development and 6 in financial management.

We believe that we have good working relationships with our employees, most of whom are located in Harbin, the capital of Heilongjiang Province. We are not a party to any collective bargaining agreements, and none of our employees are covered by a collective bargaining agreement.

We have employment contracts with a number of our employees. Employment contracts are designed to adhere to both State and Provincial employment and social security regulations under applicable Chinese law. We have signed confidentiality agreements with all of our employees.

COMPETITION

We believe that the principal competitive factors affecting the markets for our customized module design solutions include:

•	understanding our customers’ time-to-market, technology and cost requirements;
•	access to industrial supply chain and raw material providers;
•	pricing and efficiency;
•	design capabilities;
•	customer relationships; and
•	technical support.

We believe that we compete favorably with respect to each of these criteria. In addition, while we do not believe that there are any direct competitors of any meaningful size that operate using the same business model as ours within the PRC.

We have recently entered the international marketplace for our products. Globally, some of our competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

As of March 29, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring shareholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other shareholders.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experience growth in our revenues of over three hundred eighty-seven percent (387%) over the last year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. To fund our anticipated expansion, we need an increased amount of working capital. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow.

The continued growth of our business may require additional funding from time to time. Funding would be used for general corporate purposes. General corporate purposes may include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock and any other purposes that we may specify in any prospectus supplement. Obtaining additional funding would be subject to a number of factors including market conditions, operational performance and investor sentiment, many of which are outside of our control. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us.

We may not be able to adequately protect and maintain our intellectual property.

Our success will depend on our ability to continue to develop and market linear motor and other motor products. While we have been granted 3 patents in China relating to linear motor applications, we currently have not applied for patents for our technical processes and designs, as we believe an application for such patents would result in public knowledge of our proprietary technology and designs.

Because of our dependence on a few key customers, the loss of any key customer could cause a significant decline in our revenues.

Three major customers accounted for 69% of the net revenue for the year ended December 31, 2005 with each customer individually accounting for approximately 46%, 12% and 11% of the sales. One major customer accounted for 76% of the net revenue for the year ended December 31, 2004. The loss of any of these customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Four vendors provided 89% of our purchase of raw materials for the year ended December 31, 2005, with each vendor individually accounting for approximately 52%, 16%, 11% and  10%. Three vendors provided 69% of our purchase of raw material for the year ended December 31, 2004. We currently obtain most of our raw materials from Acheng Relay Company Limited, Jiangnan Aluminum Material Factory and Linear Motor Institute of the Zhejiang University and Rui’an Fangzhuang Motor Fittings Factory. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations.  In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

    Our future success will depend in substantial part on the continued service of our senior management, including Mr. Tianfu Yang, our Chairman and Chief Executive Officer, Mr. Xu Soufei, our Vice President and Board Member, Mr. Tianli Yang, our Vice President, and Mr. Zedong Xu, our Chief Financial Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life insurance on any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support.

Because of the rapid growth of the economy in China, competition for qualified personnel is intense. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

Our directors and officers control a majority of our common stock and, as a result, they may exercise voting control.

Our directors and executive officers, directly or through entities that they control, currently beneficially owns, as a group, approximately 68.9% of our issued and outstanding common stock as of March 29, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling shareholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA
China’s economic policies could adversely affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in The People’s Republic of China may hamper our ability to remit income to the United States.

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the United States or to our shareholders.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies is 33%. A reduced income tax rate of 15% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. Tax that would otherwise have been payable without preferential tax treatment amounted to approximately $0.34 million and $1.5 million in 2004 and 2005, respectively.

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

Fluctuations in the value of the RMB could materially affect our financial condition and results of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As the majority of our net revenue is denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its policy of tying the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

We may experience currency fluctuation and longer exchange rate payment cycles.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than China at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

We may face obstacles from the Communist system in the PRC.

Foreign companies conducting operations in the PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a stifling bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

Because our executive officers and several of our directors, including our chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

The legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes with third parties.

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We may face political and/or judicial corruption in the PRC.

Another obstacle to foreign investment is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the PRC’s poorly developed and often corrupt judicial systems.
Most of our assets are located in China, any dividends of proceeds from liquidation is subject to the approval of the relevant Chinese government agencies.

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate headquarters are located at No. 9, Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, 150060. Our facilities in Harbin include a connected two-story factory and a three-story office building. They represent a combined space of approximately 178,564 square feet.

Our U.S.-based executive offices are located at 2 Penn Center, Suite 200, Philadelphia, PA 19102 (“Penn Center”), and our telephone number is (215) 854-8104. In January 2006, we entered into an arrangement whereby we were assigned the rights of the then tenant of the Penn Center premises, which covered approximately 1,492 square feet. Under the arrangement between the then tenant and the landlord, the lease is scheduled to expire in April 2009 unless sooner terminated.
ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

Market Information.

Our common stock is traded in the over-the-counter market and quoted through the Over-The-Counter (“OTC”) Bulletin Board under the symbol: HRBN. We expect it to continue to trade in that market. The closing bid for shares of our common stock on March 29, 2006 was $10.10, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. We cannot give any assurance that a stable trading market will develop for our common stock.

Holders.

As of March 28, 2006, there are approximately 46 holders of record of our common stock.

Dividends.

We have not paid any cash dividends on our common stock, and we do not currently intend to pay cash dividends in the future.

Securities authorized for issuance under equity compensation plans.

Our long term incentives are in the form of stock options to directors, executives, employees and consultants under the 2005 Stock Option Plan (the “Plan”). The objective of these awards is to advance the longer term interests of our Company and our shareholders and complement incentives tied to annual performance. These awards provide rewards to directors, executives and other key employees and consultants upon the creation of incremental stockholder value and attainment of long-term earnings goals. Stock option awards under the Plan produce value to participants only if the price of our stock appreciates, thereby directly link the interests of the participants with those of the shareholders.

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company’s 2005 Stock Option Plan, pursuant to a written agreement (the “Agreement”). The option terminates five (5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the “Exercise Price”), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

On September 26, 2005, the Company granted options (the “Options”) to purchase 250,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price $3.93, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) has vested immediately upon granting. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day from September 26, 2005, and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	400,000	$3.62	1,100,000
Total	400,000		1,100,000

ITEM 6.    MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Business—Risk Factors” and elsewhere in this Form 10-KSB, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We manufacture, design, supply and service linear motors and special electric motors for domestic China and other international markets. Our products are purchased by a broad range of customers, including those involved in oil services, factory automation, packaging and mass transportation systems.

Our expenses have consisted primarily of those incurred with sales and marketing of our products, general and administrative costs associated with our operations and costs of maintaining our facilities, salaries and research and development. To date, we have funded our operations primarily through the sale of equity securities and retained earnings.

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory and marketing approvals and laws, reliance on key customers, enforcement of patent and proprietary rights, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The Company had a net receivable of $5,842,840 as of December 31, 2005 after allowance of $29,249.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. We compare the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if market is lower than cost.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of our products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had we adopted the new fair value method. We use the intrinsic value method prescribed by APB 25 and have opted for the disclosure provisions of SFAS No. 123.

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. According to the Provisional Regulations of the PRC on Income Tax, the Document of Reductions and Exemptions of Income Tax for us have been approved by the local tax bureau and Harbin High and New Technological Development Zone. We are exempted from income tax from July 1, 2004 through June 30, 2006.

Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our functional currency is the Chinese RMB. Cumulative translation adjustment amount and translation adjustment gain were $512,540 for the year ended December 31, 2005.

Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with SFAS No. 128, “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net income per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that we disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from our operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. We believe that SFAS 131 has no material effect on our financial statements as substantially all of our operations are conducted in one industry segment.

Results of Operations
Harbin Electric experienced sales growth in 2005 as we completed our first full year of products sales. Total sales increased to $23.64 million for the year ended December 31, 2005, up 386% from $4.86 million in the year ended December 31, 2004. Gross margins remained at approximately 48.9%. During 2005, 100% of our product sales were from our motor products, which are primarily sold to the factory automation, packaging, oil field industries. In addition, we continue to leverage our selling and administrative overhead expenses by supporting sales growth and without the addition of significant overhead. As a result of top line growth, continued manufacturing efficiencies and leverage of overhead, our gross and operating margins remained relatively stable. Net earnings rose 383% to $10.0 million in 2005 and diluted earnings per share were $0.66, as compared to $2.31 million and $0.36, respectively, in 2004. Working capital at the end of 2005 was $16.5 million as compared to $2.93 million in 2004. Our U.S. sales office was opened in the fourth quarter of 2005. We produce LMs and other special motors for sale to Original Equipment Manufacturers (“OEMs”) in China and expect to target the market opportunities available in North America and Europe in 2006.

Fiscal Year 2005 Compared to Fiscal Year 2004

Total sales for 2005 increased 387% to $23.64 million, compared to sales of $4.86 million in 2004. Sales of linear motor and special motor products drove the growth during 2005. Industrial electric linear motors and other special motors continued to comprise significantly all of our total product sales in 2005.

Gross margin was 48.9% in 2005 compared to 52.9% in 2004. The decrease is largely driven by the diversity of product mix. Changes in raw materials pricing did not impact gross margins in either 2005 or 2004. A continued focus on product design improvements combined with improved manufacturing efficiencies and increased sales volume will account for a sustained gross margin at these levels going forward.

Operating margin for 2005 was 42.1% down from 47.1% in 2004. Selling expenses remained low at 1.4% of sales in 2005 compared to 1.9% in 2004. During 2005, we did not add substantial fixed selling costs to support our growth. General and administrative costs were 5.3% of sales compared to 3.8% of sales in 2004. With the opening of our U.S. office, we expect selling and administrative costs will only rise modestly. As a result, total operating expenses for 2005 increased as a percentage of sales to 6.7%.

Net margin decreased to 42% for 2005 from 47% in 2004. The decrease is largely driven by increasing by the increased cost for research and development and our costs to support our U.S. office. Net earnings for 2005 of $10.0 million were compared to 2004 earnings of $2.31 million. The increase was driven solely by increased sales volumes of our motor products. Diluted earnings per share grew to $0.66 compared to $0.36 in 2004. Our total diluted share count at the end of 2005 was 15,143,891 compared to 6,355,166 at the end of 2004. The increase was driven by shares issued in both our reverse merger transaction in January of 2005 and a $4.8 million equity fundraising in September 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

We began shipping our products during the third quarter of 2004 and had no significant activities in 2003.

Revenue

For the fiscal year period ended December 31, 2004, we generated net revenues of $4,858,650. During the fiscal year period ended December 31, 2003, we did not produce net revenues as the Company was in the development stage. The first quarter of production revenues was September 2004 as the initial production launch occurred in the end of June 2004.

As of December 31, 2004, all of our operational revenues have come from our subsidiary, HTFE, and all of our operational revenues rely on the proprietary technology and core patents of HTFE.

Gross Profit

We achieved a gross profit of $2,568,900 for the fiscal year ended December 31, 2004. During the fiscal year period ended December 31, 2003, we had no gross profit as we were in the development stage. The first quarter of gross profit was September 2004 as the initial production launch occurred in the end of June 2004. Gross margin, as a percentage of revenues, was 52.9% for the fiscal year ended December 31, 2004.

Operating Expenses

We incurred operating expenses of $279,934 for the fiscal year ended December 31, 2004, an increase of $265,239 compared to $14,695 for the fiscal year ended December 31, 2003. This increase is a direct result of our full operation during the seven-month period of 2004 and only two quarter of revenues during the fiscal year ended December 31, 2004. Aggregated selling expenses of $93,366 account for expenses related to costs associated with sales and marketing of our products. Operating expenses include general and administrative expenses of $186,568 for fiscal year ended December 31, 2004 and relate to the cost of maintaining our facilities, salaries and research and development.

Net Income

Net income was $2,311,333 for the fiscal year ended December 31, 2004, compared to a net loss of $3,880 for the fiscal year ended December 31, 2003. The increase in net income is attributed to production profits generated from the initial production launch at the end of June 2004.

Financial Position

The Company’s financial position remained strong through 2005. Our continued strength in sales and profitability helped to maintain our financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in our employees’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved shareholder value. Investments in property, plant and equipment, and information systems amounted to $2.2 million in 2005 and $0.4 million in 2004. These investments were made primarily to increase capacity. The Company’s commitment to research and development continues to help us build a leadership position in the marketplace and satisfy customers’ needs. Investments in research and development amounted to $0.75 million in 2005 and $0.038 million in 2004. We continue to make investments in new product development as well as in existing products for improved product performance, increased energy efficiency, and manufacturability.

Liquidity and Capital Resources

Working capital amounted to $16.5 million at December 31, 2005, compared to $2.93 million at December 31, 2004, an increase of 463%. We have no long-term debt to date. Subsequent to the end of the fiscal year, our subsidiary, HTFE, was granted a one-year term credit line with the bank of China for approximately $14 million beginning from February 7, 2006. The term is one year with an annual rate of 5.6%. There were no borrowings outstanding as of December 31, 2005. We did not utilize any debt during 2004. The ratio of current assets to current liabilities was 86-to-1 at the year ended December 31, 2005, compared to 13-to-1 at the year ended December 31, 2004. The increase in working capital and current ratio in 2005 was primarily related to retained earnings and an equity fundraising during the third quarter of 2005 with proceeds of $4.8 million.

On September 18, 2005, we received $4.8 million from a private placement through the sale of 1,600,000 shares to institutional investors and other accredited investors. We intend to use the proceeds from the sale for general corporate purposes, including but not limited to, expansion of production capacity, research and development, certification of our new products, and other general working capital needs.

Stockholders’ equity increased to $24.6 million as of December 31, 2005, compared to stockholders’ equity of $3.84 million as of December 31, 2004, an increase of 541%. The increases were driven primarily by the increase in our retained earnings and through the proceeds of the equity fundraising during the third quarter of 2005 with proceeds of $4.8 million.

Cash flows from operating activities for the year ended December 31, 2005 were $876,269 as compared to $2,274,810 for the same period 2004, a decrease of 161%. Impacting the change in operating cash flow was an increase in accounts receivable, inventory purchases and advances to suppliers. These increases were driven by the significantly higher sales levels experienced in 2005, compared to 2004.

In the past year, we have experienced rapid growth, and we have historically financed our liquidity requirements through a combination of retained earnings and issuance of capital stock. As of December 31, 2005, we had cash and cash equivalents of $5.74 million, as compared to $2.21 million as of December 31, 2004, an increase of 160%. We are dependent primarily on continued demand for our products as well as collectability of receivables from our customers. The payment terms for our accounts receivables are range from 60-90 days, and we have not had any difficulty in collecting our accounts receivables to date. We did not have any bad debts in 2005.

We believe that our current financial resources, line of credit, working capital surplus, and our capacity for debt and/or equity financing will be sufficient to fund current business operations for the next year. We also believe that our low debt levels and available line of credit make it unlikely that a decrease in demand for our products would impair our ability to fund operations.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, 100% of our consolidated revenues and 95% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars. Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

ITEM 7.    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Harbin Electric, Inc. & subsidiaries

We have audited the accompanying consolidated balance sheet of Harbin Electric, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 16, 2006

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$5,739,019
Accounts receivable, net	5,842,840
Inventory	1,343,031
Advances to suppliers	2,742,335
Prepaid expenses	4,096
Marketable securities	1,005,772

Total current assets	16,677,093

PROPERTY AND EQUIPMENT, net	7,783,001

INTANGIBLE ASSETS, net	335,062

TOTAL ASSETS	$24,795,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$189,029
Payment in advance	3,208

Total current liabilities	$192,237

STOCKHOLDERS' EQUITY
Common stock, $.00001 par value; authorized shares 100,000,000;
issued and outstanding 16,600,451 shares	166
Additional paid in capital	11,297,676
Statutory reserves	1,846,724
Accumulated other comprehensive income	997,466
Retained earnings	10,460,887

Total stockholders' equity	24,602,919

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,795,156

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31
	2005	2004

Net revenue	$23,643,664	$4,858,650

Cost of revenue	12,083,957	2,289,750

Gross profit	11,559,707	2,568,900

Operating expenses:
Selling expenses	337,142	93,366
General and administrative expenses	1,258,300	186,568

Total operating expenses	1,595,443	279,934

Income from operations	9,964,264	2,288,966

Non-operating Income:
Interest income	35,894	22,367

Net income	10,000,158	2,311,333

Other comprehensive item:
Unrealized gain on marketable securities	587,171	-
Foreign currency translation	512,540	-

Comprehensive Income	$11,099,869	$2,311,333

Basic weighted average shares outstanding	14,934,667	6,355,166

Basic net earnings per share	$0.67	$0.36

Diluted weighted average shares outstanding	15,143,891	6,355,166

Diluted net earnings per share	$0.66	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,000,158	$2,311,333
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	356,413	73,520
(Increase) decrease in current assets:
Accounts receivable	(5,722,391)	(25,995)
Inventory	(1,049,839)	(269,304)
Advances to suppliers	(2,698,103)	(55,949)
Other assets	52,382	-
Increase (decrease) in current liabilities:
Accounts payable	(42,745)	-
Accrued expenses	(19,605)	241,205

Net cash provided by operating activities	876,269	2,274,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(269,624)	(121,000)
Acquisition on property & equipment	(2,288,245)	(441,318)

Net cash used in investing activities	(2,557,869)	(562,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (Repayments) from/to related party	(208,015)	189,051
Cash received from issuance of shares	4,800,000	-

Net cash provided by financing activities	4,591,985	189,051

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	617,830	-
NET INCREASE IN CASH & CASH EQUIVALENTS	2,910,386	1,901,543
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	2,210,803	309,260
CASH & CASH EQUIVALENTS, END OF PERIOD	$5,739,019	$2,210,803

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

	Common Stock
	Number of shares	Amount	Additional paid in capital	Subscription receivable	Shares to be issued	Statutory reserves	Other Comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' equity
Balance as of December 31, 2003	1,357,466	$14	$725,986	$-	$-	$-	$-	$(3,880)	$722,120

Issuance of subsidiary's stock	10,642,534	106	5,771,736	(4,862,256)	-	-	-	-	909,586

Accrued interest on subscription receivable	-	-	125,859	(125,859)	-	-	-	-	-

Unrealized loss on investment	-	-	-	-	-	-	(102,245)	-	(102,245)

Net income for the year ended	-	-	-	-	-	-	-	2,311,333	2,311,333
December 31, 2004

Allocation to statutory reserves	-	-	-	-	-	346,700	-	(346,700)	-

Balance as of December 31, 2004	12,000,000	120	6,623,581	(4,988,115)	-	346,700	(102,245)	1,960,753	3,840,794

Recapitalization on reverse acquisition	3,000,451	30	(30)	-	-	-	-	-	-

Shares to be issued (786,000) for acquisition of JV	-	-	-			-	-	-	-

Subscription receivable exchange for
Property & equipment	-	-	-	4,862,256	-	-	-	-	4,862,256

Accrued interest on subscription receivable	-	-	(125,859)	125,859	-	-	-	-	-

Shares issued for cash	1,600,000	16	4,799,984	-	-	-	-	-	4,800,000

Allocation to statutory reserves	-	-	-	-	-	1,500,024	-	(1,500,024)	-

Items of other comprehensive income:
Unrealized gain on investment	-	-	-	-	-	-	587,171	-	587,171

Foreign currency translation	-	-	-	-	-	-	512,540	-	512,540

Net income for the year	-	-	-	-	-	-	-	10,000,158	10,000,158
ended December 31, 2005
Balance as of December 31, 2005	16,600,451	$166	$11,297,676	$-	$-	$1,846,724	$997,466	$10,460,887	$24,602,919

The accompanying notes are an integral part of these consolidated financial statements.

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Harbin Tech Full Electric Co., Ltd. (“HTFE”) was incorporated and formerly known as Harbin Tech Full Technology Development Co., Ltd. (“HTFTD”). On July 12, 2004, the Board of Directors of HTFTD approved to change the name of HTFTD to Harbin Tech Full Electric Co., Ltd. HTFE is engaged in the business of manufacturing and marketing of Linear Motors and special electric motors. HTFE has domestic patents for commercial applications of linear motors.

Tech Full International, Inc. (“TFI”) was a Delaware corporation, incorporated on August 24, 2004. TFI was a non-operative holding company of HTFE.

On August 31, 2004, TFI entered into an agreement with all the shareholders of HTFE to exchange all of the outstanding stock of TFI for all the outstanding stock of HTFE. After the consummation of the agreement, the former shareholders of HTFE owned 1,500 shares of common stock of TFI, which represented 100% of TFI’s issued and outstanding shares. For U.S. Federal income tax purposes, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

On January 24, 2005, the TFI consummated a merger agreement with Torch Executive Services Ltd. ("Torch"), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation (“TSI”) and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the surviving entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

Torch was incorporated in the State of Nevada on July 9, 2003. Torch was a development stage company in the business of providing luxury travel and concierge services on a personalized one-to-one basis as well as through the internet.

As a part of the merger, Torch was renamed to Harbin Electric, Inc. (the “Company”) and the Company declared a stock dividend of one-half share for each share of its common stock outstanding for all shareholders on record as of January 26, 2005.

In connection with the transactions described above, the Company changed its fiscal year end to December 31.

Joint Venture with Baldor Electric Company

On January 12, 2005, HTFE entered into an agreement with Harbin Tech Full Industry Co., Ltd. ("HTFI"), pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (“Baldor”) to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.'s common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

In accordance with the Joint Venture Agreement, HTFI had a 65% equity ownership in the joint venture and Baldor had the remaining 35%. HTFI would have received 55% of the profits from the joint venture with the remainder of the profits going to Baldor. The Chief Executive Officer and Chairman of the Company and the Company’s majority shareholder is also the principal owner of HTFI.

Effective as of November 20, 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement which was dated as of January 12, 2005, and amended and restated as of May 12, 2005. The initial transaction was recorded at the carrying value in the books of HTFE in accordance with FAS 141 as the transaction was between entities under common control. On termination, the joint venture was deconsolidated, the initial transaction was reversed and no gain or loss was recorded. The joint venture had no operations during the year. The shares contemplated in the transaction were never issued.

As of December 31, 2005, all operational revenues of the Company have come from HTFE and all operational revenues rely on the proprietary technology and core patents of HTFE. The Harbin Baldor Joint Venture did not generate any revenue during the year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTFE. All significant inter-company accounts and transactions have been eliminated in consolidation. The acquisition of HTFE on August 31, 2004, has been accounted for as a purchase and treated as a reverse acquisition (note 1). The historical results for the year ended December 31, 2005 include both the Company and HTFE for the entire period while the historical results for the period ending December 31, 2004 include both the Company (from the acquisition date) and HTFE (for full period).

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

The accompanying notes are an integral part of these consolidated financial statements.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $5,842,840 as of December 31, 2005. Based on historical collection activity, no allowance is deemed necessary.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $2,742,335 as of December 31, 2005.

Inventory

Inventory is mainly the raw material for manufacturing the electrical motor. Inventory is valued at the lower of cost or market. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower.

Investment in Marketable Equity Securities

The Company’s investments in marketable securities are classified as “available for sale” securities, and are carried on the financial statements at fair market value. Realized gains and losses are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders’ equity as a component of “Other Comprehensive Income.” The average cost method is used to determine cost of securities.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives ranging from 5 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	10 years

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2005, there were no significant impairments of its long-lived assets.

The accompanying notes are an integral part of these consolidated financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

VAT payable on sales and VAT on purchases amounted to $3,987,100 and $1,972,000 for the year ended December 31, 2005 and $728,400 and $345,100 for the year ended December 31, 2004, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the year ended December 31, 2005 were $110,955. The advertising costs for the period ended December 31, 2004 were insignificant.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (“APB 25”) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123. For the year ended December 31, 2004, the Company has not granted any stock options.

The accompanying notes are an integral part of these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has concluded it is in compliance with these required prominent disclosures.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempted from income tax from July 1, 2004 through June 30, 2006. As a result of the tax holiday, the aggregate amount of income tax not recorded in the financial statements for the year ended December 31, 2005 and 2004 is approximately $1,500, 000 and $173,500, respectively. The per share effect of the tax holiday based on the basic and diluted weighted average shares outstanding is $0.55 for the year ended December 31, 2005. The per share effect of the tax holiday based on the basic and diluted weighted average shares outstanding is $0.18 for the year ended 2004.

The Company does not have any long-term deferred tax assets or liabilities in China that will exist once the tax holiday expires. The Company does not have any significant deferred tax asset or liabilities that relate to tax jurisdictions not covered by the tax holiday.

Basic and Diluted Net Income Per Share

Net income per share is calculated in accordance with the Statement of financial accounting standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (“APB 15”). Net income per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The accompanying notes are an integral part of these consolidated financial statements.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), "Disclosure About Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company's assets are located in The People's Republic of China.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods ‘financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

3.     INVENTORIES

Inventories at December 31, 2005 were as follows:

Raw and packing materials	$99,197
Work in process	187,412
Finished Goods	1,056,422

Total	$1,343,031

4.     PROPERTY AND EQUIPMENT

Net property and equipment at December 31, 2005 were as follows:

Building	$5,464,824
Office equipment	185,745
Production equipment	2,407,418
Vehicles	173,236
8,231,223
Less: Accumulated depreciation	(448,222)
$7,783,001

The accompanying notes are an integral part of these consolidated financial statements.

Depreciation expense for the year ended December 31, 2005 and December 31, 2004 was $ 303,514 and $63,437, respectively.

5.     MAJOR CUSTOMERS AND VENDORS

Three major customers accounted for 69% of the net revenue for the year ended December 31, 2005 with each customer individually accounting for about 46%, 12% & 11% of the sales. One major customer accounted for 76% of the net revenue for the year ended December 31, 2004. At December 31, 2005, the total receivable balance due from these three customers was $5,124,275.

Four vendors provided 89% of the Company’s purchase of raw materials for the year ended December 31, 2005 with each vendor individually accounting for about 52%, 16%, 11% & 10%. Three vendors provided 69% of the Company’s purchase of raw material for the year ended December 31, 2004. The Company did not have accounts payable to these vendors at December 31, 2005.
.
The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

The Company does not have any significant purchase commitment or obligations under non-cancelable long-term contracts.

6.     INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable securities are classified as “available for sale” securities, and are carried on the financial statements at fair market value. Realized gains and losses are included in earnings, unrealized holding gains and losses are reported as a separate component of stockholders’ equity as a component of “Other Comprehensive Income.” The average cost method is used to determine cost of securities.

The following is a summary of the Company’s investment in marketable equity securities, all of which are classified as available-for-sale securities, as of December 31, 2005:

	Cost	Estimated fair value	Unrealized gain
Equity securities	$ 520,846	$ 1,005,772	$ 484,926

7.     INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over 5 to 7 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill is being evaluated in accordance with SFAS No. 142.

The accompanying notes are an integral part of these consolidated financial statements.

Net intangible assets at December 31, 2005 were as follows:

Patents	$398,044
Less: Accumulated amortization	(62,982)
$335,062

Amortization expense for the year ended December 31, 2005 and December 31, 2004 amounted to $52,899 and $10,083, respectively.

Amortization expense for the Company’s current amortizable intangible assets over the next five fiscal years is estimated to be:

2006	$61,045
2007	61,045
2008	61,045
2009	61,045
2010	61,045

8.     STOCKHOLDERS’ EQUITY

Harbin Tech Full Electric Co. Ltd. (“HTFE”) was founded in the People’s Republic of China on April 10, 2003. Upon its inception, HTFE issued 6,000,000 shares of its common stock for $726,000 to four shareholders. On July 12, 2004, HTFE issued 47,000,000 shares of its common stock for subscription receivable of $5,771,842 from a related party. Immediately after the issuance, HTFE had 53,000,000 shares of stock issued and outstanding. Through December 31, 2004, HTFE had subscription receivable $4,862,256 from its shareholders. The Company accrued interest at 5.86% on the subscription receivable amounting to $125,859 through December 31, 2004. The Company completed the process of acquiring the plant facility in exchange of the subscription receivable in the beginning of year 2005. This transaction was with a company owned by the majority shareholder of the Company. Because the transfer of assets was between entities under common control, the assets were recorded at cost which was the carryover basis in the books of HTFE.

On August 31, 2004, all shareholders of HTFE entered into an agreement with Tech Full International, Inc. (“TFI”) to exchange all of their outstanding shares of HTFE for 1,500 shares of common stock of TFI which constituted 100% of TFI’s issued and outstanding shares. After the consummation of the agreement, the former shareholders of HTFE owned all outstanding and issued shares of TFI.

On January 12, 2005, TFI and its shareholders entered into a merger agreement (“Merger Agreement”) with Torch Executive Services, Inc. (“Torch”) and a wholly owned subsidiary of Torch, Torch Subsidiary, Inc. (“TSI”). At the closing which occurred on January 24, 2005, TFI was merged with and into TSI and the separate existence of TFI ceased. On the date of the merger, there were 7,000,300 shares of common stock of Torch outstanding. As a part of the merger, 8,000,000 restricted shares of Torch were issued to the shareholders of TFI and the former president, sole director and majority shareholder of Torch returned 5,000,000 shares of Torch to the treasury which was subsequently cancelled. After the merger, there were 10,000,300 shares of stock of Torch outstanding.

On January 24, 2005, the Company declared a stock dividend of one-half share for each share of its stock outstanding to all shareholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. The Company has a total of 16,600,451 shares of common stock outstanding as of December 31, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

On January 12, 2005, HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. (“HTFI”), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for issuance in connection with the transfer of the joint venture interest. The shares have not been issued as of December 31, 2005. As the transaction was between entities under common control, the transaction was recorded at the historical cost basis The Company issued shares at fair value equal to the recorded cost. Effective as of November 20 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement (see note 1).

On August 31, 2005, Harbin Electric, Inc. entered into Securities Purchase Agreements with institutional investors and other accredited investors to sell an aggregate of 1,600,000 shares of the Company’s common stock, par value $0.00001 per share, at a price of $3.00 per share together with options to purchase an aggregate of 480,000 shares of common stock at $3.50 per share (the “Private Placement”). The Private Placement is being entered into pursuant to Regulation D of the Securities Act of 1933. The options have registration rights, however, there is no penalty or liquidated damages clause if the Company fails to register the shares upon exercise of the options. The Company is not obligated to buy back the options. Accordingly, in accordance with EITF 00-19, the options are classified as equity. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13% and expected term of 5 years.

On September 18, 2005, the Company received $4,800,000 from the Private Placement. HTFE’s total registered capital as of December 31, 2005 has been increased to $11,200,000.

9.     STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock-based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share would have been adjusted to the pro forma amounts for year ended December 31, 2005 as follows ($ in thousands, except per share amounts):

The accompanying notes are an integral part of these consolidated financial statements.

Year ended December 31, 2005
Net Income - as reported	10,000
Stock-Based employee compensation expense included in reported net income, net of tax
Total stock-based employee compensation under fair-value-based method for all rewards, net of tax	(337)
Pro forma net income	$9,663

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the “Agreement”). The option terminates five (5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the “Exercise Price”), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13% and expected term of 5 years.

On September 26, 2005, the Company granted options (the “Options”) to purchase 250,000 shares of the Company's common stock (the “Common Stock”) at an exercise price $3.93 per share, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) have been vested immediately. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day of the Effective Date and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13% and expected term of 3 years.

10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the years ended December 31, 2005 and 2004.

Cash Flow from investing and financing activities excludes the effect of exchange of subscription receivable with fixed asset. They also exclude the effect of the Joint Venture fixed assets acquired in exchange of shares to be issued.

The accompanying notes are an integral part of these consolidated financial statements.

During the year ended December 31, 2004, HTFE issued 47,000,000 shares of its common stock for cash, property and equipment and capital work in progress of $909,586 and subscription receivable of $4,862,256.

During the year ended December 31, 2004, the Company received marketable securities of $508,245 in settlement of accounts receivable of $508,245.

11.    STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (“PRC”), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;

(ii)	Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)	Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve for the years ended December 31, 2005 and 2004 amounted to $500,008 and $115,567, respectively.

12.    STATUTORY RESERVE

In accordance with the Chinese Company Law (note 10), the Company has allocated 10% of its annual net income, amounting to $1,000,016 and $231,133, as statutory reserve for the years ended December 31, 2005 and 2004, respectively. The Statutory Surplus Reserve and Statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

13.    EMPLOYEE PENSION

The Company made $12,773 contributions of employment benefits, including pension in the year ended December 31, 2005.

14.    EARNINGS PER SHARE

Earnings per share for the year ended December 31, 2005 and December 31, 2004 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

The accompanying notes are an integral part of these consolidated financial statements.

	For the year ended Dec 31,
	2005	2004
Weighted average common shares outstanding	14,934,667	6,355,166
Effect of dilutive securities: Stock options	209,224	-
Weighted average common shares outstanding and common share equivalents	15,143,891	6,355,166

15.     MERGER AGREEMENT

On January 12, 2005, Torch Executive Services Ltd., a Nevada corporation (“Torch”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with Torch Subsidiary, Inc., a Delaware corporation (“TSI”) wholly-owned by Torch, Tech Full International, Inc., a Delaware corporation ("TFI”) and the shareholders of TFI. TFI had one 100% wholly-owned subsidiary in Nangang District, Harbin of Heilongjiang Province, China, Harbin Tech Full Electric Co., Ltd. (“HTFE”). Under the terms of the agreement, TFI merged with and into TSI and Torch issued 8,000,000 shares of its common stock (“Acquisition Shares”) to the holders of TFI and, in consideration of the payment of $5,000, the former president of Torch returned 5,000,000 shares of common stock to the treasury which was subsequently cancelled. The new shares constituted approximately 80 percent of the outstanding shares of Torch, after the merger. The Merger Agreement was closed on January 24, 2005.

At closing, Frank Torchia was replaced as president, principal executive officer, treasurer, principal accounting officer, principal financial officer, and secretary, and the officers of TFI have been appointed as officers of Torch. Further, at the closing of the transaction, the existing president resigned as Torch’s sole director and officers of TFI have been appointed to the board of directors of Torch.

At the effective date of merger, by virtue of the merger and without any action on the part of TSI, TFI or the TFI shareholders, the shares of capital stock of each of TFI and TSI should have been converted as follows:

a) Capital Stock of TSI: Each issued and outstanding share of TSI’s capital stock continued to be issued and outstanding and was converted into one share of validly issued, fully paid, and non-assessable common stock of TSI, as it existed from and after closing. Each stock certificate of TSI’s evidencing ownership of any such shares shall continue to evidence ownership of such shares of capital stock of the TSI, as it existed from and after closing.

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

On January 24, 2005, Torch changed its name to Harbin Electric, Inc. (the “Company”). On January 24, 2005, the Company declared a stock dividend of one-half share on each share of its stock outstanding to all shareholders of record as of January 26, 2005, after the merger agreement. The stock dividend was payable on January 27, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

16. RELATED PARTY TRANSACTION

On January 12, 2005, HTFE entered into a Share Transfer Agreement with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (“Baldor”) to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Chief Executive Officer and Chairman of the Company and the Company’s majority shareholder is also the principal owner of HTFI. The joint ventures transaction was initially recorded at the historical cost as the exchange took place between entities under common control.

The details of assets and liabilities acquired under the Joint Venture are as follows:

Property & equipment, net	$3,392,785
Intangible assets, net	225,215
Total Assets	$3,618,000
Minority Interest	$1,218,000

Intangible assets, net

The Share Transfer Agreement was terminated effective November 20, 2005 (see note 1).

17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

Tianfu Yang, Chairman of the Board of Directors & Chief Executive Officer

Since January 24, 2005, Tianfu Yang, age 44, has been Chairman of the Board and Chief Executive Officer of Harbin Electric. From May 2003 until present, Mr Yang has been Chairman of the Board and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until present, Mr. Yang has served as Chairman of the Board and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was President of Hong Kong Property Management Development. From 1986-1988, he was President of Helongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. From 1978 to 1979, he was a professional member in the Heilongjiang Province Aeromodelling Team, twice becoming free-style aeromodelling champion in national competition. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also the People’s Representative of the City of Harbin.

Suofei Xu, Vice-President & Director

Since January 24, 2005, Suofei Xu, age 41, has been a director and Vice President of Harbin Electric. From 2003 until present, Mr. Xu has been Vice President of Harbin Tech Full Electric Co., Ltd. From 2003 until present, Mr. Xu has served as Vice President of Harbin Tech Full Industry Co., Ltd. From 2001 to 2003, Mr. Xu was an investment manager for Shenzhen Capital Group Co., Ltd. From 1997 to 2001, he worked at Guangfa Securities Co., Ltd as a project manager. From 1991 to 1997, Mr Xu worked as the Section Chief for system allocation reform of the Harbin Economic System Reform Committee. Mr. Xu graduated in 1988 from FuDan University with a B.A. in Law.

Ching Chuen Chan, Director, Chairman of Nominating Committee

From February 1, 2005 until present, Ching Chuen Chan, age 68, has served on Harbin Electric’s Board of Directors as an independent board member. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions such as University of Hong Kong, Imperial College, London, Zhejiang University, Grenoble Polytechnic, France, Massachusetts Institute of Technology, USA and Tsing Hua University, Beijing among others. Mr. Chan is an Honorary Professor at Hong Kong University’s Department of Electrical and Electronics Engineering. He is also a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE lecturing on electric vehicles worldwide and in 2000 was awarded the IEE International Lecture Medal. In 2001, he was selected as one of Asia’s Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as advisor to government agencies and active in the National Committee of Chinese People’s Political Consultative Conference. From 1967 through 1976, Mr. Chan occupied the position of Chief design Engineer post at the Shanghai Electric Machines Works. From 1959 through 1966, Mr. Chan started his career lecturing at China University of Mining & Technology. Mr. Chan graduated from Tsing Hua University in 1959 with an MSc in Electrical Engineering later achieving his Ph.D. in 1982 from University of Hong Kong.

Patrick McManus, Director, Chairman of Audit Committee

From February 1, 2005 until present, Patrick McManus, age 49, has served on Harbin Electric’s Board of Directors as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Harbin Electric. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (“USCM”) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mr. McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mr. McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his J.D. from Boston College Law School and an M.B.A from Suffolk University.

David Gatton, Director, Chairman of Compensation Committee

Since February 1, 2005, David Gatton, age 51, has served on Harbin Electric’s Board of Directors as an independent board member. Since 1985, Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include the development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies 13 for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University.

Tianli Yang, Vice-President

Since January 24, 2005, Tianli Yang, age 42, has served as Vice President of Harbin Electric. From 2003 until now, Mr. Yang was the vice president of Harbin Tech Full Electric Co., Ltd. From 2000 until present, Mr. Yang served as Vice President of Harbin Tech Full Industry Co., Ltd. From 1985-2000, Mr. Yang was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Helongjiang University in 1985 with a B.A. in Chinese Language & Literature.

Zedong Xu, Chief Financial Officer

Since January 24, 2005, Zedong Xu, age 36, has served as Chief Financial Officer of Harbin Electric. From 2003 until present, Mr. Xu was the Chief Financial Officer of Harbin Tech Full Electric Co., Ltd. From 2000 until present, Mr. Xu has also served a Chief Financial Officer of Harbin Tech Full Industry Co., Ltd. From September 1998 to 2000, he was employed as the Chief Financial Officer for Harbin WanDa Electrical home appliances. From 1996 to 1998, Mr. Xu worked as a financial manager for Harbin High Technology Torch Daya Real Estate Co., Ltd. Mr. Xu Zedong is a qualified CPA under China’s accountancy program. He graduated in 1992 from Harbin Electrical Engineering College with a B.A. in Project Management.

Compliance with Section 16(a) of the Exchange Act.

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, there have not been any late filings in during this reporting period.

Code of Ethics.

We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and a copy is filed as an exhibit to this annual report on Form 10-KSB. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Executive Compensation

The following table contains information concerning the compensation of our chief executive officer in 2005. No executive officer had compensation in excess of $100,000 in 2005.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Annual Compensation	Other restricted Stock Awards ($)	Restricted Stock Awards ($)	Securities underlying options	LTIP Payouts ($)	All other compensation ($)
Tianfu Yang, CEO	2005	8,000	0	8,000	N/A	N/A	N/A	N/A	N/A
	2004	6,000	0	6,000	N/A	N/A	N/A	N/A	N/A
	2003	6,000	0	6,000	N/A	N/A	N/A	N/A	N/A

Compensation of Directors

During the fiscal year 2005, Mr. Ching Chuen Chan received RMB 22,000 as a cash fee for 8 months of service as one of our directors. During the fiscal year of 2005, Mr. David Gatton, and Mr. Patrick McManus each received $22,000 as a cash fee for 8 months of service as our directors. On January 31, 2005, our Board of Directors granted nonstatutory stock options to purchase shares of our common shares to certain of our outside directors, pursuant to our 2005 Stock Option Plan (the “Plan”), as follows:

Director	Number of Stock Options
Ching Chuen Chan	50,000
David Gatton	50,000
Patrick McManus	50,000

The exercise price under the stock options was $3.10 per share. Fifty percent (50%) of the options were exercisable immediately; the balance would vest and become exercisable in eight (8) equal quarterly installments of 3,125 over the next two (2) years, beginning on March 31, 2005.

Option Exercises and Option Values

There were no option exercises during 2005 by any of our Named Executive Officers during 2005.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i)	each person known to beneficially own more than five percent of our common stock;
(ii)	each of our officers and directors; and
(iii)	all of our directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class (1)
Common Stock	Tianfu Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	9,752,000(2)	58.7%
Common Stock	Suofei Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	601,667(3)	3.6
Common Stock	Tianli Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	601,667(4)	3.6
Common Stock	Zedong Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	451,667(5)	2.7
Common Stock	Ching Chuen Chan Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	40,625(6)	0.2
Common Stock	Patrick McManus Harbin Electric, Inc. 2 Penn Center, Suite 200 Philadelphia, PA 19102	41,458(7)	0.2
Common Stock	David Gatton Harbin Electric, Inc. 2 Penn Center, Suite 200 Philadelphia, PA 19102	41,458(8)	0.2
Common Stock	Shares of all directors and executive officers as a group (7 persons)	11,531,042(9)	68.9%

(1) Based on 16,600,451 shares of common stock currently outstanding as of March 29, 2006.
(2) Includes options to acquire 2,500 shares of common stock exercisable within 60 days of March 29, 2006.

(3) Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.

(4) Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.

(5) Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.

(6) Includes options to acquire 40,625 shares of common stock exercisable within 60 days of March 29, 2006.

(7) Includes options to acquire 41,458 shares of common stock exercisable within 60 days of March 29, 2006.

(8) Includes options to acquire 41,458 shares of common stock exercisable within 60 days of March 29, 2006.

(9) Includes aggregate options to acquire 131,042 shares of common stock exercisable within 60 days of March 29, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 12, 2005, HTFE entered into a Share Transfer Agreement with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (“Baldor”) to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Chief Executive Officer and Chairman of the Company and the Company’s majority shareholder is also the principal owner of HTFI. The joint ventures transaction was initially recorded at the historical cost as the exchange took place between entities under common control.

The details of assets and liabilities acquired under the Joint Venture are as follows:

Property & equipment, net	$3,392,785
Intangible assets, net	225,215
Total Assets	$3,618,000
Minority Interest	$1,218,000

The Share Transfer Agreement was terminated effective November 20, 2005.

ITEM 13. EXHIBITS.

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s registration statement on Form SB-2 filed with the Commission on October 10, 2003
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 6, 2005
10.1	Agreement and Plan of Merger by and among, Torch Executive Services Ltd., Torch Subsidiary, Inc., Tech Full International, Inc, dated as of January 11, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 13, 2005
10.2
Amended and Restated Share Transfer Agreement dated as of January 12, 2005 as amended and restated as of May 12, 2005, by and among Harbin Tech Full Industry Co., Ltd., Harbin Tech Full Electric Co., Ltd. and Harbin Electric, Inc.
Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on May 12, 2005
10.3	Harbin Electric, Inc. 2005 Stock Option Plan (including the Form of Nonstatutory Stock Option Award)	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 12, 2005
14.1	Code of Ethics and Business Conduct	Filed herewith as Exhibit 14.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Employment Agreement between the Company and Barry Raeburn dated October 12, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 17, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2004 and 2005, the aggregate audit fees billed by our independent registered public accounting firm, Kabani & Company, Inc., for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2004	$40,000	--	--	--
2005	$60,000	$7,500	--	--

All of Kabani & Company, Inc.'s fees for the fiscal years ended December 31, 2004 and 2005, described above, were pre-approved by the audit committee.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: March 31, 2006	By:	/s/ Tianfu Yang
Name: Tianfu Yang
Title: Chief Executive Officer

Date: March 31, 2006	By:	/s/ Zedong Xu
Name:Zedong Xu
Title: Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tianfu Yang and Zedong Xu or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tianfu Yang	Chief Executive Officer, Director and Chairman of the Board of Director (Principal Executive Officer)	March 31, 2006
Tianfu Yang
/s/ Zedong Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
Zedong Xu
/s/ Suofei Xu	Director	March 31, 2006
Suofei Xu

/s/ Ching Chuen Chan	Director	March 31, 2006
Ching Chuen Chan

/s/ Patrick McManus	Director	March 31, 2006
Patrick McManus

/s/ David Gatton	Director	March 31, 2006
David Gatton

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 10, 2003
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 6, 2005
10.1	Agreement and Plan of Merger by and among, Torch Executive Services Ltd., Torch Subsidiary, Inc., Tech Full International, Inc, dated as of January 11, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 13, 2005
10.2
Amended and Restated Share Transfer Agreement dated as of January 12, 2005 as amended and restated as of May 12, 2005, by and among Harbin Tech Full Industry Co., Ltd., Harbin Tech Full Electric Co., Ltd. and Harbin Electric, Inc.
Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on May 12, 2005
10.3	Harbin Electric, Inc. 2005 Stock Option Plan (including the Form of Nonstatutory Stock Option Award)	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 12, 2005
14.1	Code of Ethics and Business Conduct	Filed herewith as Exhibit 14.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Employment Agreement between the Company and Barry Raeburn dated October 12, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 17, 2005