Form 10QSB
period 2006-03-31
Harbin Electric, Inc
filed 2006-05-15
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  000-51006

HARBIN ELECTRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0403396
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060
(Address of principal executive offices)

(215) 854-8104
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	AS OF MARCH 31, 2006

CURRENT ASSETS:
Cash & cash equivalents	$9,042,762
Accounts receivable, net of allowance for uncollectible accounts of $30,000	7,944,125
Inventory	607,174
Advances to suppliers	3,209,657
Other assets	732

Total current assets	20,804,451

PROPERTY AND EQUIPMENT, net	7,778,662

INTANGIBLE ASSETS, net	321,281

TOTAL ASSETS	$28,904,394

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$539,406

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; authorized shares 100,000,000;
issued and outstanding 16,600,451 shares	166
Additional paid in capital	11,610,676
Statutory reserves	2,415,898
Accumulated other comprehensive income	652,038
Retained earnings	13,686,210

Total stockholders' equity	28,364,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,904,394

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTH PERIODS ENDED
	March 31, 2006	March 31, 2005

Net revenue	$8,878,658	$4,128,297

Cost of revenue	4,604,923	2,078,060

Gross profit	4,273,736	2,050,237

Operating expenses:
Selling expenses	208,007	106,588
General and administrative expenses	908,758	251,700

Total operating expenses	1,116,765	358,288

Income from operations	3,156,971	1,691,948

Non-operating Income
Realized gain on sale of marketable securities	571,143	-
Other income	54,062	-
Interest income	12,321	294

Net income	3,794,497	1,692,242

Other comprehensive item:
Unrealized gain on marketable securities	-	14,000
Reclassification adjustment	(587,171)	-

Comprehensive Income	$3,207,326	$1,706,242

Basic weighted average shares outstanding	16,600,451	15,000,450

Basic net earnings per share	$0.23	$0.11

Diluted weighted average shares outstanding	16,700,451	15,100,450

Diluted net earnings per share	$0.23	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	MARCH 31, 2006	MARCH 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,794,497	$1,692,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,854	29,471
Stock based compensation	313,000	-
(Increase) decrease in current assets:
Accounts receivable	(2,054,991)	(819,162)
Inventory	741,419	189,373
Advances to suppliers	(447,757)	(545,086)
Advances to related parties	-	71,283
Other assets	3,377	(161,237)
Increase in current liabilities:
Accrued expenses	344,487	91,874

Net cash provided by operating activities	2,762,887	548,758

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	-	(266,200)
Acquisition on property & equipment	(65,203)	(131,600)

Net cash used in investing activities	(65,203)	(397,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of marketable securities	1,093,166	-
Increase in subscription Receivable	-	(125,859)

Net cash provided by (used in) financing activities	1,093,166	(125,859)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(487,107)	-

NET INCREASE IN CASH & CASH EQUIVALENTS	3,790,850	25,099

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,739,019	2,210,803

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,042,762	$2,235,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
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

On January 24, 2005, the TFI consummated a merger agreement with Torch Executive Services Ltd. (“Torch”), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation (“TSI”) and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

Torch was incorporated in the State of Nevada on July 9, 2003. Torch was a development stage company in the business of providing luxury travel and concierge services on a personalized one-to-one basis as well as through the internet.

As a part of the merger, Torch was renamed to Harbin Electric, Inc. (the “Company”) and the Company declared a stock dividend of one-half share on each share of its common stock outstanding for all shareholders on record as of January 26, 2005.

In connection with the transactions described above, the Company changed its fiscal year end to December 31.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $7,944,125 as of March 31, 2006.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $3,209,657 as of March 31, 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Investment in marketable securities

The Company’s investments in marketable securities are classified as “available for sale” securities, and are carried on the financial statements at fair market value. Realized gains and losses are included in earnings, unrealized holding gains and losses are reported as a separate component of stockholders’ equity as a component of “Other Comprehensive Income.” The average cost method is used to determine cost of securities. The Company sold its marketable securities in the three-month period ended March 31, 2006 at a realized gain of $571,143.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale  securities under Statement 115,  provided  that  the  available-for-sale  securities are identified in  some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

5.
Requires separate presentation  of  servicing assets and servicing  liabilities subsequently measured at fair value in the statement of financial position  and  additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTFE. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. MAJOR CUSTOMERS AND VENDORS

Three major customers accounted for 80% of the net revenue for the three-month period ended March 31, 2006. One major customer accounted for 74% of the net revenue for the three-month period ended March 31, 2005. As of March 31, 2006, the total receivable balance due from these three customers was $7,419,460.

Three vendors provided 76% of the Company’s purchase of raw materials for the three-month period ended March 31, 2006; three vendors provided 79% of the Company’s raw materials for the three-month period ended March 31, 2005. The Company's accounts payable to these vendors was $1,815 at March 31, 2005. The Company’s accounts payable to these vendors was $0 as of March 31, 2006.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

5. INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over 3 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2006, no impairment of intangible assets has been recorded.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Net intangible assets as of March 31, 2006 were as follows:

Patents	$398,044
Less Accumulated amortization	(76,763)
$321,281

Amortization expense for the three-month periods ended March 31, 2005 and March 31, 2006 amounted to $ 1,412 and $13,781 respectively.

Amortization expense for the Company’s current amortizable intangible assets over the next five twelve month periods is estimated to be: 2007 -$60,145; 2008-$60,145; 2009-$60,145; 2010 - $60,145; 2011 - $10,024.

6. SHAREHOLDER’S EQUITY

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

On August 31, 2004 all shareholders of HTFE entered into an agreement with Tech Full International, Inc. (TFI) to exchange all of their outstanding shares of HTFE for 1,500 shares of common stock of TFI which constituted 100% of TFI’s issued and outstanding shares. After the consummation of the agreement, the former shareholders of HTFE owned all outstanding and issued shares of TFI.

On January 12, 2005, TFI and its shareholders entered into a merger agreement (“Merger Agreement”) with Torch Executive Services, Inc. (Torch) and a wholly owned subsidiary of Torch, Torch Subsidiary, Inc. (“TSI”). At the closing which occurred on January 24, 2005, TFI was merged with and into TSI and the separate existence of TFI ceased. On the date of the merger, there were 7,000,300 shares of common stock of Torch outstanding. As a part of the merger, 8,000,000 restricted shares of Torch were issued to the shareholders of TFI and the former president, sole director and majority shareholder of Torch returned 5,000,000 shares of Torch to the treasury which was subsequently cancelled. After the merger, there were 10,000,300 shares of stock of Torch outstanding.

On January 24, 2005, the Company declared a stock dividend of one-half share for each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. The Company has a total of 16,600,451 shares of common stock outstanding as of December 31, 2005.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

On January 12, 2005, HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. (“HTFI”), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for issuance in connection with the transfer of the joint venture interest. The shares have not been issued as of December 31, 2005. As the transaction was between entities under common control, the transaction was recorded at the historical cost basis. The Company issued shares at fair value equal to the recorded cost . On November 20 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement (see Note 1).

On August 31, 2005, Harbin Electric, Inc. entered into Securities Purchase Agreements with institutional investors and other accredited investors to sell an aggregate of 1,600,000 shares of the Company’s common stock, par value $0.00001 at a price of $3.00 per share together with options to purchase an aggregate of 480,000 shares of common stock at $3.50 per share (the “Private Placement”). The Private Placement is being entered into pursuant to Regulation D of the Securities Act of 1933. The options have registration rights, however, there is no penalty or liquidated damages clause if the Company fails to register the shares upon exercise of the options. The Company is not obligated to buy back the options. Accordingly, in accordance with EITF 00-19, the options are classified as equity. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: Volatality 66%; risk free interest rate 4.13% and expected term of 5 years.

On September 18, 2005, the Company received $4,800,000 from the Private Placement. HTFE’s total registered capital as of March 31, 2006 has been increased to $11,200,000.

7. STOCK-BASED COMPENSATION PLAN

In May 2005 the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the “Agreement”). The options terminate five (5) years from the date of grant. Per the Agreement, the options shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the “Exercise Price”), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

On September 26, 2005, the Company granted options (the “Options”) to Mr. Barry Raeburn to purchase 250,000 shares of the Company's common stock (the “Common Stock”) at an exercise price $3.93 per share, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) have been vested immediately. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day of the Effective Date and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13% and expected term of 3 years.

During the three months ended March 31, 2006, the Company issued 480,000 options to employees and 20,000 options to two directors. The options vest over a period of three years and have a life of 5 years. The Company recorded $198,000 of compensation based on the fair value method under FAS 123R using the following assumptions: Volatility of 66%, risk free interest rate of 4.13% , dividend yield of 0% and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

No options have been exercised as of March 31, 2006.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. and the fair value of options granted before January 1, 2006 that have vested during the quarter.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Impact of adoption of SFAS No. 123-R in Q1 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $313,000 or $ 0.02 per basic and diluted share in the first quarter of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $313,000 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first quarter of 2005, no expense was recorded as the Company did not have any stock options awarded during that period that had intrinsic value.  Had the fair value method been adopted during the first quarter of 2005, pro forma net income and earnings per share would have been as follows: ($ in thousands, except per share amounts):

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Three-month Period ended March 31, 2005
Net Income - as reported	$1,692
Stock-Based employee compensation expense included in reported net income, net of tax
Total stock-based employee compensation under fair-value-based method for all rewards, net of tax	(97)
Pro forma net income	$1,595

Earnings per share	Three-month period ended March 31, 2005
Basic, as reported	$0.11
Diluted, as reported	$0.11
Basic, pro forma	$0.11
Diluted, pro forma	$0.11

Methods of estimating fair value

Under both SFAS No. 123-R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

Under SFAS No 123-R, the Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the first quarter of 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the three-month periods ended March 31, 2006 and 2005.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

9. STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. The amount included in the statutory reserve for the three-month periods ended March 31, 2006 and 2005 amounted to $174,115 and $0, respectively.

10. STATUTORY RESERVE

In accordance with the Chinese Company Law (note 9), the Company has allocated 10% of its annual net income, amounting to $348,230 and $0, as statutory surplus reserve for the three-month periods ended March 31, 2006 and 2005, respectively. The Statutory Surplus Reserve and Statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

11. EMPLOYEE PENSION

The employee pension in Harbin generally includes two parts: The first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made no contributions of employment benefits, including pension in the three-month period ended March 31, 2005. The Company made $ 5,065 in contributions of employment benefits, including pension in the three-month period ended March 31, 2006.

12. EARNINGS PER SHARE

Earnings per share for three-month periods ended March 31, 2006 and March 31, 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	For the three month periods ended March 31
	2006	2005
Weighted average common shares outstanding	16,600,451	15,000,450
Effect of dilutive securities: Stock options	100,000	100,000
Weighted average common shares outstanding and common share equivalents	16,700,451	15,100,450

13. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

14. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the three-month period ended March 31, 2006 presentation.

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

As of May 15, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring shareholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other shareholders.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experience growth in our revenues of over three hundred eighty-seven percent (387%) over the last year (when comparing our revenues in 2005 to those in 2004); however, there can be no assurance that we will be able to maintain such growth or any growth of our business. To fund our anticipated expansion, we need an increased amount of working capital. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

Three major customers accounted for 80% of the net revenue for the three-month period ended March 31, 2006. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Three vendors provided 76% of our purchase of raw materials for the three-month period ended March 31, 2006. We currently obtain most of our raw materials from Acheng Relay Company Limited, Jiangnan Aluminum Material Factory and Linear Motor Institute of the Zhejiang University and Rui’an Fangzhuang Motor Fittings Factory. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations.  In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 68.9% of our issued and outstanding common stock as of May 15, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling shareholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as” anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenue

For the three-month period ended March 31, 2006, we generated net revenues of $8,878,658. During the three-month period ended March 31, 2005, we produced net revenues of $4,128,297. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and other special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase for the three-month period ended March 31, 2006 was due to the Company’s success in recruiting new customers and increased sales to our existing customers.

Gross Profit

The Company achieved a gross profit of $4,273,736 for the three months ended March 31, 2006 compared to $2,050,237 for the three months ended March 31, 2005. The increase is directly related to our increases in sales. Gross margin, as a percentage of revenues, was 48.1% for the three months ended March 31, 2006 compared to 49.7% for the three months ended March 31, 2005. The change in gross margin is normal as it reflects the different mix of products shipped in their corresponding periods.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $1,116,765, or 12.6% of sales, for the three months ended March 31, 2006. This represents an increase of $758,477 compared to $358,288, or 8.7% of sales for the three months ended March 31, 2005. Aggregated selling expenses of $208,007, or 2.3% of sales, account for expenses associated with sales and marketing of the Company’s products. Selling expenses for the corresponding period last year were $106,588 or 2.6% of sales. The increase is due to our increased revenues and sales activity. General and administrative expenses include the costs of maintaining the company’s facilities, salaries, research and development, and amounts allocated to stock based compensation through options grants. General and administrative expenses for the three months ended March 31, 2006 were $908,758, or 10.2% of sales compared to $251,700 or 6.1% of sales in March 31, 2005. The increases were due to the inclusion of stock based compensation expense and the opening of our new offices in the U.S. Excluding the stock based compensation, our General and administrative expenses for the three months ended March 31, 2006 were $595,758 or 6.7% of sales versus $251,700 or 6.1% of sales in March 31, 2005.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $313,000 or $ 0.02 per basic and diluted share in the first quarter of 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $313,000 or 3.5% of sales, as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the first quarter of 2005, no expense was recorded as the company did not have any stock options awarded during that period that had intrinsic value.

Net Income

The Company's net income was $3,794,497 or 42.7% of sales for the three months ended March 31, 2006, compared to $1,692,242 or 41.0% of sales for the three months ended March 31, 2005. The increase is attributed to the continued increase in sales levels and the contribution from the sale of our marketable securities. The Company sold its marketable securities in the three month period ended March 31, 2006 at a realized gain of $571,143. Excluding the realized gain from the sale of marketable securities our net income was $3,223,354 or 36.3% of sales.

Liquidity and Capital Resources

As of March 31, 2006, the Company had $9,042,762 cash and cash equivalents. The Company had net cash flows provided by operations of $2,762,887 for the three-month period ended March 31, 2006, as compared to net cash provided by operations of $548,758 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to net income and increases in collections of accounts receivables. Cash flows from investing activities resulted in net usage of $65,203 in the current period as compared $397,800 in the corresponding period last year. The usage in the current period was mainly due to investments in plant and equipment. The Company had a net increase in cash and cash equivalent of $3,790,850 in the current period as compared to a net increase of $25,099 in the corresponding period last year. Cash flow from financing activities was $1,093,166. This was a result of the sale of our marketable securities which were held as available for sale securities. Our net increase in cash & cash equivalents of $3,790,850 was due the increased cash flow from operations and the sale of marketable securities.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A revaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging, therefore inflation has not had a material impact on our business.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Securities Exchange Act of 1934 Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 15, 2006, the Company was not involved in any material legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securities Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5.    Other Information

The deadline for submitting a stockholder proposal for inclusion in our proxy statement and form of proxy for our 2006 Annual Meeting is June 15, 2006. Submissions must be received by us at our offices at 2 Penn Center, Suite 200, Philadelphia, PA 19102 in writing and by that date. Any submissions not received in the manner described above will not be considered.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.
21.1	List of subsidiaries	Filed herewith as Exhibit 21.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Press Release dated May 15, 2006	Filed herewith as Exhibit 99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: May 15, 2006	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer

Date: May 15, 2006	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer

EXHIBIT INDEX
(a) Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.
21.1	List of subsidiaries	Filed herewith as Exhibit 21.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Press Release dated May 15, 2006	Filed herewith as Exhibit 99.1

(b) Reports on Form 8-K during the quarter ended March 31, 2006:

(i) Form 8-K filed on April 3, 2006 disclosing the Company’s financial results for the year ended December 31, 2005 and certain other information.

(ii) Form 8-K filed on February 8, 2006 disclosing the Company’s preliminary financial results for the year ended December 31, 2005.