Form 10KSB/A
period 2005-12-31
Harbin Electric, Inc
filed 2006-07-17
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2005 were $23,643,664.

As of July 13, 2006, the aggregate market value of the issuer’s common stock held by non-affiliates was $43,183,368.

As of July 13, 2006, the issuer had outstanding 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

Harbin Electric, Inc. (“Harbin Electric”), through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors and other special motors.

HTFE was founded in the People’s Republic of China (the “PRC”) in April 2003. In August 2004, the shareholders of HTFE exchanged all outstanding stock of HTFE for stock of a newly formed Delaware corporation (“TFI”) and HTFE thereby became a wholly-owned subsidiary of TFI.

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

The flat linear asynchronous motor series is widely applied in transmission systems as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications. The flat linear asynchronous motor series is self-cooling using the ambient environment.

2.	Flat three-phase linear asynchronous motor (forced ventilation)

The flat three-phase linear asynchronous motor has a forced ventilation structure, which is loaded with radiator, bottom board, and air blower to reduce and dissipate heat. This motor is used in transmission systems as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications. Unlike the self-cooling design of our flat linear asynchronous motor series, our flat three-phase linear asynchronous motor utilizes forced ventilation.

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

Our products have been mainly used in servicing the factory automation, packaging and the oil industries. Our linear motor product series has been used in the oil services, factory automation, packaging and mass transportation systems industries. Our flat linear asynchronous motor series, flat three-phase linear asynchronous motor and the plane goods transmission installment application have been mainly applied in transmission systems including the production transportation conveyor line, the postal service sorting machine, the baggage sorting machine and the printed matter sorting machine. Our flat linear asynchronous motor series application has also been used in the oil pump machine of oil field. Our micro-motor has been used in home application including the microwave oven, refrigerator, warmer, washer, fan and other applications, and our armature has been used in electronic tools including electric drill, electric hammer, electric scissors, curve-saw and polisher applications.

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

SERVICES

We provide after-sale services to our customers, through our subsidiary, HTFE. We typically offer a warranty of up to two years on our products and expect to absorb the costs of servicing if our products fail within the two-year warranty period. We generally provide on-site at a client location within 24 hours to fix problems arising within the warranty period. After the two-year warranty period has expired, we offer after-sale services for a fee.

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

Customer Name	2005 Net Revenue*	Percentage of 2005 Net Revenue
GuiYang Putian Wanxiang Logistic Technology Co., Ltd.	$10.89	46%
Shanghai Junci Machine and Electric Equipments Co., Ltd.	2.87	12%
Suifenghe Wanrong Business Trade Co., Ltd.	2.58	11%
Total	$16.34	69%
* In US dollars, in millions

INTELLECTUAL PROPERTY

We hold three patents in China relating to our core LM technology. These patents were issued by the Intellectual Property Rights Bureau of The People’s Republic of China as follows:

Patent Name	Type	Patent Number	Application Date	Term	Description
Linear Motor-Driven Flexible Planar Materials Circulation Line	Utility	ZL 02 2 11613.3	April 28, 2002	10 years from the Application Date	This utility model involves an application for conveying equipment circulation line driven by a linear motor.

Linear Motor-Driven Crawler Style Conveyor	Utility	ZL 02 2 10379.1	April 28, 2002	10 years from the Application Date	This utility model utilizes the linear movement directly output by the flat linear motor, basically alters the principles of current conveyors.

Flat Linear Three-Phase	Utility	ZL 02 2 10740.1	March 18, 2002	10 years from the Application Date	The advantages of the flat linear three-phase asynchronous motor of this
Asynchronous Motor					utility model are that it drives linear movement units, thus the thrust force

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

PRC REGULATIONS

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended. Under the Rules, once certain procedural requirements are met, Renminbi (“RMB”) is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB with respect to foreign exchange transactions.

In addition, regulations were recently promulgated by State Development and Reform Commission, or SDRC, and the State Administration of Foreign Exchange, or SAFE, that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to future offshore or cross-border acquisitions, if any, as well as to the equity interests in offshore companies held by our PRC stockholders who are considered PRC residents. We intend to make all required application and filings, and will require the stockholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our stockholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident stockholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

With respect to our subsidiary in the PRC and to the extent that we form any additional subsidiaries in the PRC, the ability of any PRC operating subsidiary to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed above, the foreign exchange activities of a PRC subsidiary are conditioned upon the compliance with the SAFE registration requirements by the stockholders of any offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from a PRC subsidiary, including, remittance of dividends and foreign-currency-denominated borrowings by a PRC subsidiary. In addition, a PRC operating subsidiary is required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. A PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. The net profit available for distribution from a PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our stockholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

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

GENERAL RISKS RELATING TO OUR BUSINESS

Our management owns a significant amount of our common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders.

As of March 29, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring stockholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other stockholders.

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

Our success will depend on our ability to continue to develop and market linear motors and other motor products. While we have been granted three patents in China relating to linear motor applications, we currently have not applied for patents for our technical processes and designs, as we believe an application for such patents would result in public knowledge of our proprietary technology and designs.

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

Four vendors provided 89% of our purchase of raw materials for the year ended December 31, 2005, with each vendor individually accounting for approximately 52%, 16%, 11% and 10%. Three vendors provided 69% of our purchase of raw materials for the year ended December 31, 2004. We currently obtain most of our raw materials from Acheng Relay Company Limited, Jiangnan Aluminum Material Factory and Linear Motor Institute of the Zhejiang University and Rui’an Fangzhuang Motor Fittings Factory. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Tianfu Yang, our Chairman and Chief Executive Officer, Mr. Xu Suofei, our Vice President and Board Member, Mr. Tianli Yang, our Vice President, and Mr. Zedong Xu, our Chief Financial Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life insurance on any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support.

Because of the rapid growth of the economy in China, competition for qualified personnel is intense. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

Our directors and officers control a majority of our common stock and, as a result, they may exercise voting control.

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 68.9% of our issued and outstanding common stock as of March 29, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

RISKS RELATING TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

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

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the United States or to our stockholders. Please see “Description of Business - PRC Regulations.”

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

Because our executive officers and several of our directors, including our chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

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

Our U.S.-based executive offices are located at 2 Penn Center, Suite 1306, Philadelphia, PA 19102 (“Penn Center”), and our telephone number is (215) 854-8104. In January 2006, we entered into an arrangement whereby we were assigned the rights of the then tenant of the Penn Center premises, which covered approximately 1,492 square feet. Under the arrangement between the then tenant and the landlord, the lease is scheduled to expire in April 2009 unless sooner terminated.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

Market Information.

Our common stock is traded in the over-the-counter market and quoted through the Over-The-Counter (“OTC”) Bulletin Board under the symbol: HRBN. We expect it to continue to trade in that market. The closing bid for shares of our common stock on March 29, 2006 was $10.10 based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board System.The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the OTC Bulleting Board System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. We cannot give any assurance that a stable trading market will develop for our common stock.

Period	Low ($)	High ($)
2006 First Quarter*	7.25	11.74
2005 Fourth Quarter	4.00	8.75
2005 Third Quarter	3.10	4.65
2005 Second Quarter	3.00	3.92
2005 First Quarter	2.85	3.00

Holders.

As of March 28, 2006, there are approximately 46 holders of record of our common stock.

Dividends.

We have not paid any cash dividends on our common stock, and we do not currently intend to pay cash dividends in the future.

Securities authorized for issuance under equity compensation plans.

Our long term incentives are in the form of stock options to directors, executives, employees and consultants under the 2005 Stock Option Plan (the “Plan”). The objective of these awards is to advance the longer term interests of our Company and our stockholders and complement incentives tied to annual performance. These awards provide rewards to directors, executives and other key employees and consultants upon the creation of incremental stockholder value and attainment of long-term earnings goals. Stock option awards under the Plan produce value to participants only if the price of our stock appreciates, thereby directly link the interests of the participants with those of the stockholders.

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

SIGNIFICANT ACCOUNTING POLICIES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the consolidated financial statements set forth commencing on page 27 of this Annual Report.

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

We use estimates in determining our allowance for bad debts that are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining these percentages, we review historical write-offs in our receivables. In determining the appropriate reserve percentages, we also review current trends in the credit quality of our customers, as well as changes in our internal credit policies. We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty.

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses were $0, and $29,249 for the years ended December 31, 2004 and 2005, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, which is not in excess of market using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate against such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

On an ongoing basis, inventories are reviewed for potential write down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. We have experienced no inventory write downs since our inception. Accordingly, we have not created any reserve for obsolete inventory consistent with our historical experience. To the extent we increase our reserves for future periods, operating income will be reduced.

Revenue Recognition

Our revenue recognition policies are structured to comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.

Determination of criterion (4) is based on our judgments regarding the collectability of those amounts. Historically, we have not encountered any significant problems with collectability and thus have determined that it is not necessary to defer revenue recognition on that basis. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenues for any reporting period could be adversely affected by delaying recognition of such revenues.

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2004 and 2005, such returns and allowances were $0 and $0, respectively. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with APB 25. Under the provisions of APB 25, no compensation expense is recognized when stock options are granted with exercise prices equal to or greater than market value on the date of grant.

Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The Company uses the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

RESULTS OF OPERATIONS

Harbin Electric experienced sales growth in 2005 as we completed our first full year of products sales. Total sales increased to $23.64 million for the year ended December 31, 2005, up 386% from $4.86 million in the year ended December 31, 2004. Gross margins remained at approximately 48.9%. During 2005, 100% of our product sales were from our motor products, which are primarily sold to the factory automation, packaging, oil field industries. In addition, we continue to leverage our selling and administrative overhead expenses by supporting sales growth and without the addition of significant overhead. As a result of top line growth, continued manufacturing efficiencies and leverage of overhead, our gross and operating margins remained relatively stable. Net earnings rose 383% to $10.0 million in 2005 and diluted earnings per share were $0.66, as compared to $2.31 million and $0.36, respectively, in 2004. Working capital at the end of 2005 was $16.5 million as compared to $2.93 million in 2004. Our U.S. sales office was opened in the fourth quarter of 2005. We produce LMs and other special motors for sale to Original Equipment Manufacturers (OEMs) in China and expect to target the market opportunities available in North America and Europe in 2006.

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

FINANCIAL POSITION

The Company’s financial position remained strong through 2005. Our continued strength in sales and profitability helped to maintain our financial strength while investing in research and development for new and existing products, making capital investments in our manufacturing facilities and information systems, expanding into new markets, and continuing to invest in our employees’ education and training. We believe the investment in our employees through training and education is a key to continued success and improved stockholder value. Investments in property, plant and equipment, and information systems amounted to $2.2 million in 2005 and $0.4 million in 2004. These investments were made primarily to increase capacity. The Company’s commitment to research and development continues to help us build a leadership position in the marketplace and satisfy customers’ needs. Investments in research and development amounted to $0.75 million in 2005 and $0.038 million in 2004. We continue to make investments in new product development as well as in existing products for improved product performance, increased energy efficiency, and manufacturability.

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

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31
	2005	2004

Net revenue	$23,643,664	$4,858,650

Cost of revenue	12,083,957	2,289,750

Gross profit	11,559,707	2,568,900

Operating expenses:
Selling expenses	337,142	93,366
General and administrative expenses	1,258,300	186,568

Total operating expenses	1,595,443	279,934

Income from operations	9,964,264	2,288,966

Non-operating Income:
Interest income	35,894	22,367

Net income	10,000,158	2,311,333

Other comprehensive item:
Unrealized gain (loss) on marketable securities	587,171	(102,245)
Foreign currency translation	512,540	-

Comprehensive Income	$11,099,869	$2,209,088

Basic weighted average shares outstanding	14,934,667	6,355,166

Basic net earnings per share	$0.67	$0.36

Diluted weighted average shares outstanding	15,143,891	6,355,166

Diluted net earnings per share	$0.66	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENTS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,000,158	$2,311,333
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	356,413	73,520
(Increase) decrease in current assets:
Accounts receivable	(5,722,391)	(25,995)
Inventory	(1,049,839)	(269,304)
Advances to suppliers	(2,698,103)	(55,949)
Other assets	52,382	-
Increase (decrease) in current liabilities:
Accounts payable	(42,745)	-
Accrued expenses	(19,605)	241,205

Net cash provided by operating activities	876,269	2,274,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(269,624)	(121,000)
Acquisition on property & equipment	(2,288,245)	(441,318)

Net cash used in investing activities	(2,557,869)	(562,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments by related party	208,015	189,051
Cash received from issuance of shares	4,800,000	-

Net cash provided by financing activities	5,008,015	189,051

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	201,801	-
NET INCREASE IN CASH & CASH EQUIVALENTS	3,326,415	1,901,543
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	2,210,803	309,260
CASH & CASH EQUIVALENTS, END OF PERIOD	$5,739,019	$2,210,803

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

	Common Stock
	Number of shares	Amount	Additional paid in capital	Subscription receivable	Shares to be issued	Statutory reserves	Other Comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' equity
Balance as of December 31, 2003	1,357,466	$14	$725,986	$-	$-	$-	$-	$(3,880)	$722,120

Issuance of subsidiary's stock	10,642,534	106	5,771,736	(4,862,256)	-	-	-	-	909,586

Accrued interest on subscription receivable	-	-	125,859	(125,859)	-	-	-	-	-

Unrealized loss on investment	-	-	-	-	-	-	(102,245)	-	(102,245)

Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	2,311,333	2,311,333

Allocation to statutory reserves	-	-	-	-	-	346,700	-	(346,700)	-

Balance as of December 31, 2004	12,000,000	120	6,623,581	(4,988,115)	-	346,700	(102,245)	1,960,753	3,840,794

Recapitalization on reverse acquisition	3,000,451	30	(30)	-	-	-	-	-	-

Shares to be issued (786,000) for acquisition of JV	-	-	-			-	-	-	-

Subscription receivable exchange for Property & equipment	-	-	-	4,862,256	-	-	-	-	4,862,256

Accrued interest on subscription receivable	-	-	(125,859)	125,859	-	-	-	-	-

Shares issued for cash	1,600,000	16	4,799,984	-	-	-	-	-	4,800,000

Allocation to statutory reserves	-	-	-	-	-	1,500,024	-	(1,500,024)	-

Items of other comprehensive income:
Unrealized gain on investment	-	-	-	-	-	-	587,171	-	587,171

Foreign currency translation	-	-	-	-	-	-	512,540	-	512,540

Net income for the year ended December 31, 2005	-	-	-	-	-	-	-	10,000,158	10,000,158

Balance as of December 31, 2005	16,600,451	$166	$11,297,676	$-	$-	$1,846,724	$997,466	$10,460,887	$24,602,919

The accompanying notes are an integral part of these consolidated financial statements.

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Harbin Tech Full Electric Co., Ltd. (“HTFE”) was incorporated and formerly known as Harbin Tech Full Technology Development Co., Ltd. (“HTFTD”). On July 12, 2004, the Board of Directors of HTFTD approved to change the name of HTFTD to Harbin Tech Full Electric Co., Ltd. HTFE is engaged in the business of manufacturing and marketing of linear motors and special motors. HTFE has domestic patents for commercial applications of linear motors.

Tech Full International, Inc. (“TFI”) was a Delaware corporation, incorporated on August 24, 2004. TFI was a non-operative holding company of HTFE.

On August 31, 2004, TFI entered into an agreement with all the stockholders of HTFE to exchange all of the outstanding stock of TFI for all the outstanding stock of HTFE. After the consummation of the agreement, the former stockholders of HTFE owned 1,500 shares of common stock of TFI, which represented 100% of TFI’s issued and outstanding shares. For U.S. Federal income tax purposes, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

The exchange of shares between TFI and the stockholders of HTFE has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of HTFE obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of HTFE, with HTFE being treated as the continuing entity. The historical financial statements presented are those of HTFE. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

On January 24, 2005, the TFI consummated a merger agreement with Torch Executive Services Ltd. ("Torch"), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the stockholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation (“TSI”) and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the surviving entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

Torch was incorporated in the State of Nevada on July 9, 2003. Torch was a development stage company in the business of providing luxury travel and concierge services on a personalized one-to-one basis as well as through the internet.

As a part of the merger, Torch was renamed to Harbin Electric, Inc. (the “Company”) and the Company declared a stock dividend of one-half share for each share of its common stock outstanding for all stockholders on record as of January 26, 2005. All per share data including earnings per share has been retroactively restated to reflect the stock split.

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

 In accordance with the Joint Venture Agreement, HTFI had a 65% equity ownership in the joint venture and Baldor had the remaining 35%. HTFI would have received 55% of the profits from the joint venture with the remainder of the profits going to Baldor. The Chief Executive Officer and Chairman of the Company and the Company’s majority stockholder is also the principal owner of HTFI.

The accompanying notes are an integral part of these consolidated financial statements.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $5,842,840 as of December 31, 2005 and a net of allowance of $29,249.

Advances to Suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $2,742,335 as of December 31, 2005.

Inventory

Inventory consists of raw material for manufacturing the electrical motor, work in process and finished goods. Inventory is valued at the lower of cost or market. Inventory cost is stated as cost using the average cost method. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Statement of Cash Flows

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

In addition, the Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2004 and December 31, 2005, the Company was obligated under the non cancelable commitments to purchase materials amounting to $223,000 and $793,000, respectively.

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

	Cost	Estimated fair value	Unrealized gain
Equity securities	$520,846	$1,005,772	$484,926

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

8. STOCKHOLDERS’ EQUITY

Harbin Tech Full Electric Co. Ltd. (“HTFE”) was founded in the People’s Republic of China on April 10, 2003. Upon its inception, HTFE issued 6,000,000 shares of its common stock for $726,000 to four stockholders. On July 12, 2004, HTFE issued 47,000,000 shares of its common stock for subscription receivable of $5,771,842 from a related party. Immediately after the issuance, HTFE had 53,000,000 shares of stock issued and outstanding. Through December 31, 2004, HTFE had subscription receivable $4,862,256 from its stockholders. The Company accrued interest at 5.86% on the subscription receivable amounting to $125,859 through December 31, 2004. The Company completed the process of acquiring the plant facility in exchange of the subscription receivable in the beginning of year 2005. This transaction was with a company owned by the majority stockholder of the Company. Because the transfer of assets was between entities under common control, the assets were recorded at cost which was the carryover basis in the books of HTFE.

The accompanying notes are an integral part of these consolidated financial statements.

On August 31, 2004, all stockholders of HTFE entered into an agreement with Tech Full International, Inc. (“TFI”) to exchange all of their outstanding shares of HTFE for 1,500 shares of common stock of TFI which constituted 100% of TFI’s issued and outstanding shares. After the consummation of the agreement, the former stockholders of HTFE owned all outstanding and issued shares of TFI.

On January 12, 2005, TFI and its stockholders entered into a merger agreement (“Merger Agreement”) with Torch Executive Services, Inc. (“Torch”) and a wholly owned subsidiary of Torch, Torch Subsidiary, Inc. (“TSI”). At the closing which occurred on January 24, 2005, TFI was merged with and into TSI and the separate existence of TFI ceased. On the date of the merger, there were 7,000,300 shares of common stock of Torch outstanding. As a part of the merger, 8,000,000 restricted shares of Torch were issued to the stockholders of TFI and the former president, sole director and majority stockholder of Torch returned 5,000,000 shares of Torch to the treasury which was subsequently cancelled. After the merger, there were 10,000,300 shares of stock of Torch outstanding.

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

11.  STATUTORY COMMON WELFARE FUND

The accompanying notes are an integral part of these consolidated financial statements.

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

(iv)	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

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

15. MERGER AGREEMENT

On January 12, 2005, Torch Executive Services Ltd., a Nevada corporation (“Torch”), entered into an Agreement and Plan of Merger (“Merger Agreement”) with Torch Subsidiary, Inc., a Delaware corporation (“TSI”) wholly-owned by Torch, Tech Full International, Inc., a Delaware corporation ("TFI”) and the stockholders of TFI. TFI had one 100% wholly-owned subsidiary in Harbin of Heilongjiang Province, China, Harbin Tech Full Electric Co., Ltd. (“HTFE”). Under the terms of the agreement, TFI merged with and into TSI and Torch issued 8,000,000 shares of its common stock (“Acquisition Shares”) to the holders of TFI and, in consideration of the payment of $5,000, the former president of Torch returned 5,000,000 shares of common stock to the treasury which was subsequently cancelled. The new shares constituted approximately 80 percent of the outstanding shares of Torch, after the merger. The Merger Agreement was closed on January 24, 2005.

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

At the effective date of merger, by virtue of the merger and without any action on the part of TSI, TFI or the TFI stockholders, the shares of capital stock of each of TFI and TSI should have been converted as follows:

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

6. RELATED PARTY TRANSACTION

On January 12, 2005, HTFE entered into a Share Transfer Agreement with HTFI, pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (“Baldor”) to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of its common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Chief Executive Officer and Chairman of the Company and the Company’s majority stockholder is also the principal owner of HTFI. The joint ventures transaction was initially recorded at the historical cost as the exchange took place between entities under common control.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

Tianfu Yang, Chairman & Chief Executive Officer
Since January 24, 2005, Tianfu Yang, age 45, has been the Chairman of the Board and CEO of Harbin Electric. From May 2003 until present, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until present, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was the President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Helongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. From 1978 to 1979, he was a professional member in the Heilongjiang Province Aeromodelling Team, twice becoming free-style aeromodelling champion in national competition. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also the People’s Representative of the City of Harbin.

Suofei Xu, Vice-President & Board Member
Since January 24, 2005, Suofei Xu, age 42, has been a director and Vice President of Harbin Electric. From 2003 until present, Mr. Xu has been the Vice President of Harbin Tech Full Electric Co., Ltd. From 2003 until present, he has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 2001 to 2003, he was an investment manager for Shenzhen Capital Group Co., Ltd. From 1997 to 2001, he worked at Guangfa Securities Co., Ltd as a project manager. From 1991 to 1997, Mr Xu worked as the Section Chief for system allocation reform of the Harbin Economic System Reform Committee. Mr. Xu graduated in 1988 from FuDan University with a B.A. in Law.

Chan Ching Chuen, Board Member, Chairman of Nominating Committee
Chan Ching Chuen, age 70, joined Harbin Electric's Board of Directors on February 1, 2005 as an independent board member. Mr.Chan is an Honorary Professor at Hong Kong University’s Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions such as University of Hong Kong, Imperial College, London, Zhejiang University, Grenoble Polytechnic, France, Massachusetts Institute of Technology, USA and Tsing Hua University, Beijing among others. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE lecturing on electric vehicles worldwide and in 2000 was awarded the IEE International Lecture Medal. In 2001, he was selected as one of Asia’s Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as advisor to government agencies and active in the National Committee of Chinese People’s Political Consultative Conference. Mr. Chan graduated from Tsing Hua University in 1959 with an MSc in Electrical Engineering later achieving his Ph.D. in 1982 from University of Hong Kong. From 1959 through 1966, Mr. Chan started his career lecturing at China University of Mining & Technology. From 1967 through 1976, Mr. Chan occupied the position of Chief design Engineer post at the Shanghai Electric Machines Works.

Patrick McManus, Board Member, Chairman of Audit Committee
Mr. Patrick McManus, CPA, J.D., age 51, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Harbin Electric. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (“USCM”) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and the USCM Audit Committee. Mr. McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mr. McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his J. D. from Boston College Law School and an M.B.A from Suffolk University.

David Gatton, Board Member, Chairman of Compensation Committee
Mr. David Gatton, age 52, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies 13 for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University.

Tianli Yang, Vice-President
Since January 24, 2005, Tianli Yang, age 43, has been Vice President of Harbin Electric. From 2003 until now, he was the vice president of Harbin Tech Full Electric Co., Ltd. From 2000 until now, Mr Yang has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 1985-2000 he was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Helongjiang University in 1985 with a BA in Chinese Language & Literature.

Zedong Xu, Chief Financial Officer
Since January 24, 2005, Zedong Xu, age 37, has been Chief Financial Officer of Harbin Electric. From 2003 until present, Mr. Xu has been the CFO of Harbin Tech Full Electric Co, Ltd. From 2000 until present, he has been the CFO of Harbin Tech Full Industry Co., Ltd. From September 1998 to 2000, he was employed as the Chief Financial Officer for Harbin WanDa Electrical home appliances. From 1996 to 1998, Mr. Xu worked as a financial manager for Harbin High Technology Torch Daya Real Estate Co., Ltd. Mr. Xu Zedong is a qualified CPA under China’s accountancy program. He graduated in 1992 from Harbin Electrical Engineering College with a BA in Project Management.

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

COMPENSATION OF DIRECTORS

During the fiscal year 2005, Mr. Ching Chuen Chan received RMB 22,000 as a cash fee for 11 months of service as one of our directors. During the fiscal year of 2005, Mr. David Gatton, and Mr. Patrick McManus each received $22,000 as a cash fee for 11 months of service as our directors. On January 31, 2005, our Board of Directors granted nonstatutory stock options to purchase shares of our common shares to certain of our outside directors, pursuant to our 2005 Stock Option Plan (the “Plan”), as follows:

Director	Number of Stock Options
Ching Chuen Chan	50,000
David Gatton	50,000
Patrick McManus	50,000

The exercise price under the stock options was $3.10 per share. Fifty percent (50%) of the options were exercisable immediately; the balance would vest and become exercisable in eight (8) equal quarterly installments of 3,125 over the next two (2) years, beginning on March 31, 2005.

STOCK INCENTIVE PLAN

Our long term incentives are in the form of stock options to directors, executives, employees and consultants under the 2005 Stock Option Plan (the “Plan”). The objective of these awards is to advance the longer term interests of our Company and our stockholders and complement incentives tied to annual performance. These awards provide rewards to directors, executives and other key employees and consultants upon the creation of incremental stockholder value and attainment of long-term earnings goals. Stock option awards under the Plan produce value to participants only if the price of our stock appreciates, thereby directly link the interests of the participants with those of the stockholders.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	9,755,000	(2)	58.7%
Common Stock	Suofei Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	603,334	(3)	3.6
Common Stock	Tianli Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	603,334	(4)	3.6
Common Stock	Zedong Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	453,334	(5)	2.7
Common Stock	Ching Chuen Chan Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	40,625	(6)	0.2
Common Stock	Patrick McManus Harbin Electric, Inc. 2 Penn Center, Suite 1306 Philadelphia, PA 19102	42,291	(7)	0.2
Common Stock	David Gatton Harbin Electric, Inc. 2 Penn Center, Suite 1306 Philadelphia, PA 19102	42,291	(8)	0.2
Common Stock	First Wilshire Securities Management, Inc.	1,061,782	(9)	6.4
Common Stock	Shares of all directors and executive officers as a group (7 persons)	11,540,209	(10)	68.9%

(1)	Based on 16,600,451 shares of common stock currently outstanding as of March 29, 2006.
(2)	Includes options to acquire 2,500 shares of common stock exercisable within 60 days of March 29, 2006.
(3)	Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.
(4)	Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.
(5)	Includes options to acquire 1,667 shares of common stock exercisable within 60 days of March 29, 2006.
(6)	Includes options to acquire 40,625 shares of common stock exercisable within 60 days of March 29, 2006.
(7)	Includes options to acquire 41,458 shares of common stock exercisable within 60 days of March 29, 2006.
(8)	Includes options to acquire 41,458 shares of common stock exercisable within 60 days of March 29, 2006.
(9)
First Wilshire Securities Management, Inc. (“First Wilshire”) filed a Schedule 13G with the Securities and Exchange Commission on September 30, 2005 in which it reported beneficial ownership of 1,061,782 shares of common stock, consisting of sole voting power over 1,500 shares of common stock and sole dispositive power over 1,060,282 shares of common stock. The business address for First Wilshire is 600 South Lake Street, Suite 100, Pasadena, California 91106-3955.

(10)	Includes aggregate options to acquire 140,209 shares of common stock exercisable within 60 days of March 29, 2006.

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
Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on May 12, 2005
10.3	Harbin Electric, Inc. 2005 Stock Option Plan (including the Form of Nonstatutory Stock Option Award)	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 12, 2005
14.1	Code of Ethics and Business Conduct	Previously filed.
21.2	List of Subsidiaries	Filed herewith as Exhibit 21.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Employment Agreement between the Company and Barry Raeburn dated October 12, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 17, 2005

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of July, 2006.

Harbin Electric, Inc. By: /s/ Tianfu Yang Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: July 17, 2006	/s/ Tianfu Yang Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: July 17, 2006	/s/ Zedong Xu Zedong Xu Chief Financial Officer (Principal Accounting Officer)

Date: July 17, 2006	/s/ Suofei Xu Suofei Xu Vice President and Director

Date:	___________________________ Ching Chuen Chan Director

Date: July 17, 2006	/s/ Patrick McManus Patrick McManus Director

Date: July 17, 2006	/s/ David Gatton David Gatton Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 10, 2003
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on July 6, 2005
10.1	Agreement and Plan of Merger by and among, Torch Executive Services Ltd., Torch Subsidiary, Inc., Tech Full International, Inc, dated as of January 11, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 13, 2005
10.2
Amended and Restated Share Transfer Agreement dated as of January 12, 2005 as amended and restated as of May 12, 2005, by and among Harbin Tech Full Industry Co., Ltd., Harbin Tech Full Electric Co., Ltd. and Harbin Electric, Inc.
Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on May 12, 2005
10.3	Harbin Electric, Inc. 2005 Stock Option Plan (including the Form of Nonstatutory Stock Option Award)	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 12, 2005
14.1	Code of Ethics and Business Conduct	Previously filed.
21.2	List of Subsidiaries	Filed herewith as Exhibit 21.1
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1
99.1	Employment Agreement between the Company and Barry Raeburn dated October 12, 2005	Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 17, 2005