Form 10QSB/A
period 2006-03-31
Harbin Electric, Inc
filed 2006-07-17
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2006: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents

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

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31, 2006	March 31, 2005

Net revenue	$8,878,658	$4,128,297

Cost of revenue	4,604,923	2,078,060

Gross profit	4,273,736	2,050,237

Operating expenses:
Selling expenses	208,007	106,588
General and administrative expenses	908,758	251,700

Total operating expenses	1,116,765	358,288

Income from operations	3,156,971	1,691,948

Non-operating Income
Realized gain on sale of marketable securities	571,143	-
Other income	54,062	-
Interest income	12,321	294

Net income	3,794,497	1,692,242

Other comprehensive item:
Unrealized gain on marketable securities	-	14,000
Reclassification adjustment for gains on sale of marketable securities	(587,171)	-

Comprehensive Income	$3,207,326	$1,706,242

Basic weighted average shares outstanding	16,600,451	15,000,450

Basic net earnings per share	$0.23	$0.11

Diluted weighted average shares outstanding	16,700,451	15,100,450

Diluted net earnings per share	$0.23	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	MARCH 31, 2006	MARCH 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,794,497	$1,692,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,854	29,471
Stock based compensation	313,000	-
(Increase) decrease in current assets:
Accounts receivable	(2,054,991)	(819,162)
Inventory	741,419	189,373
Advances to suppliers	(447,757)	(545,086)
Advances to related parties	-	71,283
Other assets	3,377	(161,237)
Increase in current liabilities:
Accrued expenses	344,487	91,874

Net cash provided by operating activities	2,762,887	548,758

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	1,093,166	-
Acquisition of intangible assets	-	(266,200)
Acquisition on property & equipment	(65,203)	(131,600)

Net cash provided by (used in) investing activities	1,027,963	(397,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in subscription Receivable	-	(125,859)

Net cash provided by (used in) financing activities	-	(125,859)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(487,107)	-

NET INCREASE IN CASH & CASH EQUIVALENTS	3,303,743	25,099

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,739,019	2,210,803

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,042,762	$2,235,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD ENDED MARCH 31, 2006

	Common Stock
	Number of shares	Amount	Additional paid in capital	Subscription receivable	Shares to be issued	Statutory reserves	Other Comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity
Balance as of December 31, 2003	1,357,466	$14	$725,986	$—	$—	$—	$—	$(3,880)	$722,120
Issuance of subsidiary’s stock	10,642,534	106	5,771,736	(4,862,256)	—	—	—	—	909,586
Accrued interest on subscription receivable	—	—	125,859	(125,859)	—	—	—	—	—
Unrealized loss on investment	—	—	—	—	—	—	(102,245)	—	(102,245)
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	2,311,333	2,311,333
Allocation to statutory reserves	—	—	—	—	—	346,700	—	(346,700)	—
Balance as of December 31, 2004	12,000,000	120	6,623,581	(4,988,115)	—	346,700	(102,245)	1,960,753	3,840,794
Recapitalization on reverse acquisition	3,000,451	30	(30)	—	—	—	—	—	—
Subscription receivable exchange for Property & equipment	—	—	—	4,862,256	—	—	—	—	4,862,256
Accrued interest on subscription receivable	—	—	(125,859)	125,859	—	—	—	—	—
Shares issued for cash	1,600,000	16	4,799,984	—	—	—	—	—	4,800,000
Allocation to statutory reserves	—	—	—	—	—	1,500,024	—	(1,500,024)	—
Items of other comprehensive income:
Unrealized gain on investment	—	—	—	—	—	—	587,171	—	587,171
Foreign currency translation	—	—	—	—	—	—	512,540	—	512,540
Net income for the year ended December 31, 2005	—	—	—	—	—	—	—	10,000,158	10,000,158
Balance as of December 31, 2005	16,600,451	166	11,297,676	—	—	1,846,724	997,466	10,460,887	24,602,919
Allocation to statutory reserves		—	—	—	—	569,175	—	(569,175)	—
Stock option vested		—	313,000	—	—	—	—	—	313,000
Unrealized gain on investment		—	—	—	—	—	(587,171)	—	(587,171)
Foreign currency translation		—	—	—	—	—	241,743	—	241,743
Net income for the three-month period ended March 31, 2006		—	—	—	—	—	—	3,794,497	3,794,497
Balance as of March 31, 2006	16,600,451	$166	$11,610,676	$—	$—	$2,415,898	$652,038	$13,686,210	$28,364,988

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

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $3,209,657 at March 31, 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
Investment in marketable securities

Securities available for sale are carried at fair value with unrealized gains and losses reported as other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

The total proceeds from the sale of marketable security was $1,093,165 during the period and the realized gain was $571,143. The Company determines cost on specific identification method. The reclassification adjustment in the statement of operations and comprehensive income relates to the release of unrealized gain on marketable securities~~.~~ on the marketable securities sold during the period. As of March 31, 2006, the Company did not have any marketable securities on hand.

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

(a)	Fair value of financial instruments

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

Three vendors provided 76% of the Company’s purchase of raw materials for the three-month period ended March 31, 2006. Three vendors provided 79% of the Company's raw materials for the three-month period ended March 31, 2005. The Company's accounts payable to these vendors was $1,815 as of March 31, 2005. The Company’s accounts payable to these vendors was $0 as of March 31, 2006.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

In addition, the Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2004, December 31, 2005, and March 31, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $223,000, $793,000, $428,000, respectively.

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

Net intangible assets at March 31, 2006 were as follows:

Patents	$398,044
Less Accumulated amortization	(76,763)
$321,281

Amortization expense for the three-month periods ended March 31, 2005 and March 31, 2006 amounted to $ 1,412 and $13,781, respectively.

Amortization expense for the Company’s current amortizable intangible assets over the next five twelve month periods is estimated to be: 2007 -$60,145; 2008 -$60,145; 2009 -$60,145; 2010 -$60,145; 2011 -$10,024.

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

On January 24, 2005 the Company declared a stock dividend of one-half share for each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. The Company has a total of 16,600,451 shares of common stock outstanding as of December 31, 2005.

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

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

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

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. and the fair value of options granted before January 1, 2006 that have vested during the quarter.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

Earnings per share:	Three-month period ended March 31, 2005
Basic, as reported	$0.11
Diluted, as reported	$0.11
Basic, pro forma	$0.11
Diluted, pro forma	$0.11

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

Significant assumptions used to estimate fair value

Under SFAS No 123-R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. treasury yield curve in effect at the time of grant.

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

In accordance with the Chinese Company Law (note 9), the Company has allocated 10% of its annual net income, amounting to $ 348,230 and $0, as statutory surplus reserve for the three-month periods ended March 31, 2006 and 2005, respectively. The Statutory Surplus Reserve and Statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

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

	For the three-month periods ended March 31
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

As of July 17, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring stockholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other stockholders.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 68.9% of our issued and outstanding common stock as of July 17, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We manufacture, design, supply and service linear motors and special motors for domestic China and other international markets. Our products are purchased by a broad range of customers, including those involved in oil services, factory automation, packaging and mass transportation systems.

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

ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses were $0, $29,249 and $29,249 for the years ended December 31, 2004 and 2005 and for the three months ended March 31, 2006, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2004 and 2005 and for the three months ended March 31, 2006, such returns and allowances were $0, $0 and $0, respectively. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company had $9,042,762 cash and cash equivalents. The Company had net cash flows provided by operations of $2,762,887 for the three-month period ended March 31, 2006, as compared to net cash provided by operations of $548,758 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to net income and increases in collections of accounts receivables. Cash flows from investing activities contributed 1,027,963 in the current period compared with a net usage of $397,800 in the corresponding period last year. The usage in the current period was mainly due to investments in plant and equipment. The Company had a net increase in cash and cash equivalent of $3,303,743 in the current period as compared to a net increase of $25,099 in the corresponding period last year. This was a result of the sale of our marketable securities which were held as available for sale securities. Our net increase in cash & cash equivalents of $3,303,743 was due the increased cash flow from operations and the sale of marketable securities.

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

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of July 17, 2006, the Company was not involved in any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5.	Other Information

The deadline for submitting a stockholder proposal for inclusion in our proxy statement and form of proxy for our 2006 Annual Meeting is June 15, 2006. Submissions must be received by us at our offices at 2 Penn Center,  Suite 1306, Philadelphia, PA 19102 in writing and by that date. Any submissions not received in the manner described above will not be considered.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.
21.1	List of subsidiaries	Previously filed.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.
99.1	Press release dated May 15, 2006	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: July 17, 2006	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: July 17, 2006	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
(a)	Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.
21.1	List of subsidiaries	Previously filed.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.
99.1	Press release dated May 15, 2006	Previously filed.

(b)	Reports on Form 8-K during the quarter ended March 31, 2006:

(i)	Form 8-K filed on April 3, 2006 disclosing the Company’s financial results for the year ended December 31, 2005 and certain other information.

(ii)	Form 8-K filed on February 8, 2006 disclosing the Company’s preliminary financial results for the year ended December 31, 2005.