Form 10QSB
period 2006-06-30
Harbin Electric, Inc
filed 2006-08-14
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________
Commission file number   000-51006

HARBIN ELECTRIC, INC.
(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0403396 (I.R.S. Employer Identification Number)

No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060
(Address and telephone number of principal executive offices)

Telephone: 215-854-8104
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes  ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2006: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)	1
Consolidated Balance Sheet (Unaudited) as of June 30, 2006	1
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005	2
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005	3
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2006	5
Notes to the Consolidated Financial Statements	7
Item 1A. Risk Factors	18
Item 2. Management’s Discussion and Analysis or Plan of Operation	23
Item 3. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings.	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3. Defaults upon Senior Securities.	27
Item 4. Submission of Matters to a Vote of Securities Holders.	27
Item 5. Other Information.	27
Item 6. Exhibits.	28
Signatures	29
Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	As of June 30, 2006

CURRENT ASSETS:
Cash & cash equivalents	$11,494,797
Accounts receivable, net of allowance for uncollectible accounts of $30,000	8,395,448
Inventory	908,562
Advances to suppliers	4,601,117
Prepaid expenses	5,096

Total current assets	25,405,020

PROPERTY AND EQUIPMENT, net	7,876,280

INTANGIBLE ASSETS, net	306,630

TOTAL ASSETS	$33,587,930

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$773,663
Payment in advance	673,924

TOTAL CURRENT LIABILITIES	1,447,587

STOCKHOLDERS' EQUITY
Common stock, .00001 par value; authorized shares 100,000,000; issued and outstanding 16,600,451 shares	166
Additional paid in capital	11,627,676
Statutory reserves	2,967,560
Accumulated other comprehensive income	732,650
Retained earnings	16,812,292

Total stockholders' equity	32,140,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,587,930

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTH		FOR THE THREE MONTH
	PERIODS ENDED		PERIODS ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net revenue	$18,590,003	$9,402,739	$9,711,345	$5,274,442
Cost of revenue	9,515,476	4,598,080	4,910,553	2,520,020
Gross profit	9,074,527	4,804,659	4,800,791	2,754,422
Operating expenses:
Selling expenses	424,606	124,333	216,600	17,745
General and administrative expenses	1,833,000	394,001	924,243	142,301
Total operating expenses	2,257,607	518,334	1,140,842	160,046
Income from operations	6,816,920	4,286,325	3,659,949	2,594,376
Non-operating Income
Realized gain on sale of marketable securities	571,143	-	-	-
Other income (expense)	53,148	-	(914)	-
Interest income	31,030	14,118	18,709	13,824
Net income	7,472,241	4,300,443	3,677,744	2,608,200
Other comprehensive item:
Unrealized gain on marketable securities	-	(145,645)	-	-
Translation gain	322,355	-	80,612	-
Reclassification adjustment for gains on sale of marketable securities	(587,171)	-	-	(159,645)
Comprehensive Income	$7,207,425	$4,154,798	$3,758,355	$2,448,555
Basic weighted average shares outstanding	16,600,451	15,000,450	16,600,451	15,000,450
Basic net earnings per share	$0.45	$0.29	$0.22	$0.17
Diluted weighted average shares outstanding	17,245,535	15,125,588	17,350,758	15,125,588
Diluted net earnings per share	$0.43	$0.28	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTH PERIODS ENDED
	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,472,241	$4,300,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146,512	211,290
Realized gain on sale of marketable securities	(571,143)	-
Stock based compensation	330,000	-
(Increase) decrease in current assets:
Accounts receivable	(2,490,257)	(1,900,326)
Inventory	444,295	1,411
Advances to suppliers	(1,826,602)	(1,183,090)
Other assets	(960)	-
Increase in current liabilities:
Accounts payable	583,747	414,336
Payment in advance	670,950	-
Accrued expenses	-	(116,650)

Net cash provided by operating activities	4,758,783	1,727,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	1,093,165	-
Acquisition of intangible assets	-	(266,200)
Acquisition on property & equipment	(175,582)	(210,888)

Net cash provided by (used in) investing activities	917,583	(477,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	87,360
Advances to related party	-	206,309

Net cash provided by financing activities	-	293,669

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	79,412	-

NET INCREASE IN CASH & CASH EQUIVALENTS	5,755,778	1,543,995

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,739,019	2,210,803

CASH & CASH EQUIVALENTS, END OF PERIOD	$11,494,797	$3,754,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2006

	Common Stock
	Number of shares	Amount	Additional paid in capital	Subscription receivable	Shares to be issued	Statutory reserves	Other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' equity

Balance as of December 31, 2003	1,357,466	$14	$725,986	$-	$-	$-	$-	$(3,880)	$722,120

Issuance of subsidiary's stock	10,642,534	106	5,771,736	(4,862,256)	-	-	-	-	909,586

Accrued interest on subscription receivable	-	-	125,859	(125,859)	-	-	-	-	-

Unrealized loss on investment	-	-	-	-	-	-	(102,245)	-	(102,245)

Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	2,311,333	2,311,333

Allocation to statutory reserves	-	-	-	-	-	346,700	-	(346,700)	-

Balance as of December 31, 2004	12,000,000	120	6,623,581	(4,988,115)	-	346,700	(102,245)	1,960,753	3,840,794

Recapitalization on reverse acquisition	3,000,451	30	(30)	-	-	-	-	-	-

Forward stock split				-		-	-	-	-

Shares to be issued (786,000) for acquisition of JV	-		-	-	-	-	-	-	-

Subscription receivable exchange for Property & equipment	-	-	-	4,862,256	-	-	-	-	4,862,256

Accrued interest on subscription receivable	-	-	(125,859)	125,859	-	-	-	-	-

Shares issued for cash	1,600,000	16	4,799,984	-	-	-	-	-	4,800,000

Allocation to statutory reserves	-	-	-	-	-	1,500,024	-	(1,500,024)	-

Items of other comprehensive income:

Unrealized gain on investment	-	-	-	-	-	-	587,171	-	587,171

Shares to be issued for Joint Venture	-	-	-	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	-	-	512,540	-	512,540

Net income for the year ended December 31, 2005	-	-	-	-	-	-	-	10,000,158	10,000,158

Balance as of December 31, 2005	16,600,451	166	11,297,676	-	-	1,846,724	997,466	10,460,887	24,602,919

Allocation to statutory reserves		-	-	-	-	1,120,837	-	(1,120,837)	-

Stock option vested		-	330,000	-	-	-	-	-	330,000

Unrealized gain on investment		-	-	-	-	-	(587,171)	-	(587,171)

Foreign currency translation		-	-	-	-	-	322,355	-	322,355

Net income for the six month period ended June 30, 2006		-	-	-	-	-	-	7,472,241	7,472,241

Balance as of June 30, 2006	16,600,451	$166	$11,627,676	$-	$-	$2,967,560	$732,650	$16,812,292	$32,140,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

On January 24, 2005, the TFI consummated a merger agreement with Torch Executive Services Ltd. ("Torch"), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation (“TSI”) and an acquisition subsidiary of Torch, with TSI being the surviving entity. Subsequently, the TSI changed its name to Advanced Electric Motors, Inc. (“AEM”). As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president. The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the continuing entity. The financial statements of legal acquiree are not significant; therefore, no pro forma financial information is submitted.

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

Effective as of November 20, 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement which was dated as of January 12, 2005, and amended and restated as of May 12, 2005. The initial transaction was recorded at the carrying value in the books of HTFE in accordance with FAS 141 as the transaction was between entities under common control. On termination, the joint venture was deconsolidated, the initial transaction was reversed and no gain or loss was recorded. The joint venture had no operations during the year 2005 and six month period ended June 30, 2006. The shares contemplated in the transaction were never issued.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of the six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $8,395,448 as of June 30, 2006. Allowance for doubtful debts amounted to $30,000 as of June 30, 2006.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $4,601,117 as of June 30, 2006.

Investment in marketable securities

Securities available for sale are carried at fair value with unrealized gains and losses reported as other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method.

The total proceeds from the sale of marketable security were $1,093,165 during the six month period ended June 30, 2006 and the realized gain was $571,143. The company determines cost on specific identification method. The reclassification adjustment in the statement of operations and comprehensive income relates to the release of unrealized gain on marketable securities on the marketable securities sold during the period. As of June 30, 2006, the Company did not have any marketable securities on hand.

Inventory

Inventory is composed of raw material for manufacturing the electrical motor, work in process, and finished goods. Inventory is valued at the lower of cost or market value using weighted average method. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower. Inventory amounted to $908,562 as of June 30, 2006.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Revenue from sales requiring installment services is recognized as the installments are performed. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as payment in advance.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempted from income tax from July 1, 2004 through June 30, 2006. According to the “Foreign Invested Enterprise and Foreign Enterprise Income Tax Law of People’s Republic of China” and its implementation rules, the Company is exempted from income tax prolong through December 31, 2007.

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

Recent pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

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

In March 2006, FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization Method” or “Fair Value Measurement Method” for each class of separately recognized servicing assets and servicing liabilities:
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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTFE. All significant inter-company accounts and transactions have been eliminated in consolidation.

4.    MAJOR CUSTOMERS AND VENDORS

Four major customers accounted for 81% of the net revenue for the six month period ended June 30, 2006. One major customer accounted for 31% of the net revenue for the six month period ended June 30, 2006. At June 30, 2006, the total receivable balance due from these customers was $7,519,460. Two major customers accounted for 81% of the net revenue for the six month period ended June 30, 2005. At June 30, 2005, the total receivable balance due from these two customers was $1,303,170 and $594,171, respectively.

Four vendors provided 86% of the Company’s purchase of raw materials for the six month period ended June 30, 2006. The Company’s accounts payable to these vendors was $0 at June 30, 2006. Three vendors provided 84% of the Company’s raw materials for the six month period ended June 30, 2005. The Company’s accounts payable to these vendors was $1,815 at June 30, 2005.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

In addition, the Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2004, December 31, 2005, March 31, 2006, and June 30, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $223,000, $793,000, $428,000, and $670,400, respectively.

5.    INTANGIBLE ASSETS

Intangible assets consist of Patents. The Company is amortizing the intangible assets over 3 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2006, no impairment of intangible assets has been recorded.

Net intangible assets at June 30, 2006 were as follows:

Patents	$398,044
Less accumulated amortization	(91,414)

$306,630

Amortization expense for the six month periods ended June 30, 2006 and June 30, 2005 amounted to $28,432 and $26,172, respectively.

Amortization expense for the Company’s current amortizable intangible assets over the next five twelve month periods is estimated to be: 2007 -$60,145; 2008 -$60,145; 2009 -$60,145; 2010 -$60,145; and 2011 -$10,024.

6.    STOCKHOLDERS’ EQUITY

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

On January 12, 2005 HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. (“HTFI”), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for issuance in connection with the transfer of the joint venture interest. The shares have not been issued as of December 31, 2005. As the transaction was between entities under common control, the transaction was recorded at the historical cost basis The Company issued shares at fair value equal to the recorded cost On November 20 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement (see note 1).

On August 31, 2005, Harbin Electric, Inc. entered into Securities Purchase Agreements with institutional investors and other accredited investors to sell an aggregate of 1,600,000 shares of the Company’s common stock, par value $0.00001 at a price of $3.00 per share together with options to purchase an aggregate of 480,000 shares of common stock at $3.50 per share (the "Private Placement"). The Private Placement is being entered into pursuant to Regulation D of the Securities Act of 1933. The options have registration rights, however, there is no penalty or liquidated damages clause if the Company fails to register the shares upon exercise of the options. The Company is not obligated to buy back the options. Accordingly, in accordance with EITF 00-19, the options are classified as equity. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: Volatality 66%; risk free interest rate 4.13%, dividend yield of 0% and expected term of 5 years.

Following is a summary of the stock options (non-compensatory options) activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2005	480,000	$3.50	$2,182,090
Granted	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2006	480,000	$3.50	$2,783,478

Following is a summary of the status of options (non-compensatory options) outstanding at June 30, 2006:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Excercise Price
$3.50	480,000	4.17	$3.50	480,000	$3.50

On September 18, 2005, the Company received $4,800,000 from the Private Placement. HTFE’s total registered capital as of June 30, 2006 has been increased to $11,200,000.

7.    STOCK-BASED COMPENSATION PLAN

In May 2005 the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

 On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company's 2005 Stock Option Plan, pursuant to a written agreement (the "Agreement"). The option terminates five (5) years from the date of grant. Per the Agreement, option shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to this Option became exercisable immediately as of the date of this Agreement; and (ii) the balance of the shares of Stock subject to this Option shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of Stock subject to this Option, the first installment to be exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such Shares becoming exercisable as of the last day of each subsequent quarter. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the "Exercise Price"), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13%, dividend yield of 0% and expected term of 5 years.

On September 26, 2005, the Company granted options (the “Options”) to purchase 250,000 shares of the Company's common stock (the “Common Stock”) at an exercise price $3.93 per share, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) have been vested immediately. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day of the Effective Date and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13%, dividend yield of 0% and expected term of 3 years.

During the six month period ended June 30, 2006, the Company issued 480,000 options to employees and 20,000 options to two directors. The options vest over a period of three years and have a life of 5 years. The Company recorded $198,000 of compensation based on the fair value method under FAS 123R using the following assumptions: Volatility of 66%, risk free interest rate of 4.13%, dividend yield of 0% and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the six month period ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123-R and the fair value of options granted before January 1, 2006 that have vested during the six month period ended June 30, 2006.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company’s employee stock option and purchase plans.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2005	400,000	$3.55	$1,818,409
Granted	500,000	$8.10	$1,450,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2006	900,000	$5.20	$5,219,022

Following is a summary of the status of options outstanding at June 30, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$3.10	150,000	3.59	$3.10	131,250	$3.10
$3.93	250,000	2.24	$3.93	83,333	$3.93
$8.10	500,000	4.60	$8.10	69,444	$8.10

Impact of adoption of SFAS No. 123-R in 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $330,000 or $ 0.02 per basic and diluted share in the six month period ended June 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $330,000 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the six month period ended June 30, 2005, no expense was recorded as the Company did not have any stock options awarded during that period that had material intrinsic value.  Had the fair value method been adopted during the six month period ended June 30, 2005, pro forma net income and earnings per share would have been as follows: ($ in thousands, except per share amounts):

Six month period ended June 30, 2005
Net Income - as reported	$4,300
Stock-Based employee compensation expense included in reported net income, net of tax	-
Total stock-based employee compensation under fair-value-based method for all rewards, net of tax	(182)
Pro forma net income	$4,118

Earnings per share:	Six month period ended June 30, 2005

Basic, as reported	$0.29
Diluted, as reported	$0.28
Basic, pro forma	$0.27
Diluted, pro forma	$0.27

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

The Company paid $0 for interest and income tax during the six month periods ended June 30, 2006 and 2005.

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. Statutory common welfare fund amounted to $989,187 and $327,283, as of June 30, 2006 and 2005, respectively.

10.   STATUTORY RESERVE

In accordance with the Chinese Company Law (note 9), the Company has allocated 10% of its annual net income, as statutory surplus reserve. Statutory surplus reserve amounted to $1,978,373 and $664,483, as of June 30, 2006 and 2005, respectively.

The Statutory surplus reserve and statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

11.   EMPLOYEE PENSION

The employee pension in Harbin generally includes two parts: The first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made no contributions of employment benefits, including pension in the six month period ended June 30, 2005. The Company made $ 10,767 in contributions of employment benefits, including pension in the six month period ended June 30, 2006.

12.   EARNINGS PER SHARE

Earnings per share for six month periods ended June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	For the six month periods ended June 30
	2006	2005
Basic weighted average common shares outstanding	16,600,451	15,000,450
Effect of dilutive securities: Stock options	645,084	125,138
Diluted weighted average common shares outstanding	17,245,535	15,125,588

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

14.   RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the six month periods ended June 30, 2006 presentation.

15.   LEGAL PROCEEDINGS

From time to time, the Company become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of June 30, 2006.

Leong Sing Lye v. Harbin Electric, Inc. United States District Court, District of Nevada, Case No. 2:06-CV-00796

In June 2006 Leong Sing Lye ("Lye") filed a complaint against the Company seeking specific performance and related relief arising of a so called Appointment Agreement. Pursuant to this action Lye claims to have been appointed as the Company's Consultant of Corporate Strategy. The Company has filed an answer to Lye's Complaint denying the material allegations thereof and a counterclaim against Lye for fraud and related claims.

No discovery has yet been conducted and the case is in its very preliminary stages. The Company intends to defend against Lye's Complaint and pursue its Counterclaim.

16.   SUBSEQUENT EVENTS

On August 2, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into an indicative financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in an aggregate principal amount of $50 million (the “Notes”).

As set forth in the Term Sheet, Citadel intends to subscribe to $38.0 million of the principal amount of the Notes, with such Notes having a maturity date that is six years from the date of issue (the “2012 Notes”), and Merrill Lynch intends to subscribe to $12 million of the principal amount of the Notes, with such Notes having a maturity date that is four years from the date of issue (the “2010 Notes”). The 2010 Notes and the 2012 Notes will each be issued under an indenture to be entered into among the Company, Advanced Electric Motors, Inc., a wholly-owned subsidiary of the Company, as guarantor, and a trustee for the Notes.

The Term Sheet also provides that, concurrent with the issuance of the Notes, the Company shall grant to (a) Merrill Lynch fully detachable warrants on the Company’s common stock with a maturity date that is three years from the date of issuance of the Notes and (b) Citadel fully detachable warrants on the Company’s common stock with a maturity that is six years from the date of issuance of the Notes (collectively, the “Warrants”). The Warrants are to be exercisable at the option of the Warrant holders beginning on the date of issuance through the maturity date of each Warrant. In connection with the issuance of the Warrants, the Company has agreed to file a shelf registration statement covering the resale of the shares underlying the Warrants.

Under the Term Sheet, any failure by the Company to perform or consummate its obligations or agreements, or any breach by the Company of its obligations, under the Term Sheet shall result in the Company being liable to pay a cash break-up fee equal to 7.5% of the principal amount of the Notes within seven days of the date of the breach of obligation or failure to perform.

The respective obligations of the Company to issue and the Investors to purchase the Notes are subject to the conditions set forth in the Term Sheet, including the execution of definitive legal documentation and satisfactory completion by the Investors of their due diligence investigation.

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

As of August 14, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring stockholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other stockholders.

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

Four major customers accounted for 81% of the net revenue for the six-month period ended June 30, 2006. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Four vendors provided 86% of our purchase of raw materials for the six-month period ended June 30, 2006. We currently obtain most of our raw materials from Acheng Relay Company Limited, Jiangnan Aluminum Material Factory and Linear Motor Institute of the Zhejiang University and Rui’an Fangzhuang Motor Fittings Factory. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 68.9% of our issued and outstanding common stock as of August 14, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses were $0, $29,249 and $30,000 for the years ended December 31, 2004 and 2005 and for the six months ended June 30, 2006, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2004 and 2005 and for the six months ended June 30, 2006, such returns and allowances were $0, $0 and $0,respectively. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenue

For the six month period ended June 30, 2006, we generated net revenues of $18,590,003. During the six month period ended June 30, 2005, we produced net revenues of $9,402,739. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase for the six -month period ended June 30, 2006 was due to the Company’s success in recruiting new customers and increased sales to our existing customers.

Gross Profit

The Company achieved a gross profit of $9,074,527 for the six months ended June 30, 2006 compared to $4,804,659 for the six months ended June 30, 2005. The increase is directly related to our increases in sales and mix of product. Gross margin, as a percentage of revenues, was 48.8% for the six months ended June 30, 2006 compared to 51.1% for the six months ended June 30, 2005. The change in gross margin is normal as it reflects the different mix of products shipped in their corresponding periods.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock-based compensation. The Company incurred total operating expenses of $2,257,607, or 12.1% of sales, for the six months ended June 30, 2006. This represents an increase of $1,739,273 compared to $518,334, or 5.5% of sales for the six months ended June 30, 2005. Aggregated selling expenses of $424,606, or 2.3% of sales, account for expenses associated with sales and marketing of the Company’s products. Selling expenses for the corresponding period last year were $124,333 or 1.3% of sales. The increase is due to our increased revenues and sales activity. General and administrative expenses include the costs of maintaining the Company’s facilities, salaries, research and development, and amounts allocated to stock based compensation through options grants. General and administrative expenses for the six months ended June 30, 2006 were $1,833,000, or 9.9% of sales, compared to $394,001, or 4.2% of sales in June 30, 2005. The increases were due to the inclusion of stock-based compensation expense and administrative expenses to support the opening of our new offices in the U.S. Excluding the stock-based compensation of $330,000, our General and administrative expenses for the six months ended June 30, 2006 were $1,503,000, or 8.1% of sales versus $394,001, or 4.2% of sales in June 30, 2005. There was no stock-based compensation charge in the corresponding period last year.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $330,000, or $ 0.02 per basic and diluted share, in the six month period ended June 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $330,000, or 1.8% of sales. In the six month period ended June 30, 2005, no expense was recorded as the Company did not have any stock options awarded during that period that had intrinsic value.

Net Income

The Company's net income was $7,472,241, or 40.2% of sales, for the six month period ended June 30, 2006, compared to $4,300,443, or 45.7% of sales, for the six month period ended June 30, 2005. The increase is attributed to the continued increase in sales levels and the contribution from the sale of our marketable securities. The Company sold its marketable securities in the six month period ended June 30, 2006 at a realized gain of $571,143. No other sales of marketable securities occurred during the six month period ended June 30, 2006. Excluding the realized gain from the sale of marketable securities our net income was $6,901,098, or 37.1% of sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had $11,494,797 cash and cash equivalents. The Company had net cash flows provided by operations of $4,758,783 for the six month period ended June 30, 2006, as compared to net cash provided by operations of $1,727,414 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to net income. Cash flows from investing activities contributed $917,583 in the six month period ended June 30, 2006 compared with a net usage of $477,088 in the corresponding period last year. The contribution in the current period was mainly due to the proceeds from the sale of marketable securities. The Company had a net increase in cash and cash equivalent of $5,755,778 in the current period as compared to a net increase of $1,543,995 in the corresponding period last year. Our net increase in cash & cash equivalents during the six month period ended June 30, 2006 was due mainly to the increased cash flow from operations.

On August 2, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into an indicative financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in an aggregate principal amount of $50 million (the “Notes”). The Term Sheet also provides that, concurrent with the issuance of the Notes, the Company shall grant to (a) Merrill Lynch fully detachable warrants on the Company’s common stock with a maturity date that is three years from the date of issuance of the Notes and (b) Citadel fully detachable warrants on the Company’s common stock with a maturity that is six years from the date of issuance of the Notes (collectively, the “Warrants”). The Warrants are to be exercisable at the option of the Warrant holders beginning on the date of issuance through the maturity date of each Warrant. Under the Term Sheet, any failure by the Company to perform or consummate its obligations or agreements, or any breach by the Company of its obligations, under the Term Sheet shall result in the Company being liable to pay a cash break-up fee equal to 7.5% of the principal amount of the Notes within seven days of the date of the breach of obligation or failure to perform. The respective obligations of the Company to issue and the Investors to purchase the Notes are subject to the conditions set forth in the Term Sheet, including the execution of definitive legal documentation and satisfactory completion by the Investors of their due diligence investigation. See Note 15 of Notes to the Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance and related relief arising from a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company’s Consultant of Corporate Strategy. The Company has filed an answer to Mr. Lye’s complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. There has been no discovery to date and no trial is scheduled. The Company intends to vigorously defend against Mr. Lye’s claim, if not withdrawn, and pursue its counterclaim. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securities Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5.    Other Information

On August 14, 2006, the Company issued a press release announcing its financial results for the quarter ended June 30, 2006 and certain other information.

Item 6.    Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

10.5	Term Sheet	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 3, 2006 and incorporated herein by reference.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the Quarter Ended June 30, 2006	Filed herewith as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: August 14, 2006	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(a)    Exhibits:

Exhibit Number	Description	Method of Filing
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

10.5	Term Sheet	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 3, 2006 and incorporated herein by reference.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the Quarter Ended June 30, 2006	Filed herewith as Exhibit 99.1.

(b)    Reports on Form 8-K during the quarter ended June 30, 2006:

(i)	Form 8-K filed on August 2, 2006 disclosing the Company’s entry into an indicative financing term sheet dated as of August 2, 2006; and

(ii)	Form 8-K filed on April 3, 2006 disclosing the Company’s financial results for the year ended December 31, 2005 and certain other information.