Form 10QSB
period 2006-09-30
Harbin Electric, Inc
filed 2006-11-14
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2006: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
As of September 30, 2006

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$60,593,769
Accounts receivable, net of allowance of $29,837	9,586,547
Inventory	464,116
Advances to suppliers	2,642,269
Other assets	2,546,286
Debt issue cost, net of amortization of $39,656	2,914,977
Total current assets	78,747,964

PROPERTY AND EQUIPMENT, net	8,284,718

INTANGIBLE ASSETS, net	320,380

TOTAL ASSETS	$87,353,062

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,199,870
Interest payable	277,778
Payment in advance	435,165
Total current liabilities	1,912,813

NOTES PAYABLE, net of debt discount $22,543,435	27,456,565

WARRANT LIABILITY	20,740,142

TOTAL LIABILITIES	50,109,520

STOCKHOLDERS' EQUITY
Common stock, .00001 par value; authorized shares 100,000,000;
issued and outstanding 16,600,451 shares	166
Additional paid in capital	12,039,975
Statutory reserves	3,496,829
Accumulated other comprehensive income	1,140,392
Retained earnings	20,566,179
Total stockholders' equity	37,243,541

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,353,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTH		FOR THE NINE MONTH
	PERIODS ENDED		PERIODS ENDED
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

Net revenue	$9,817,053	$7,044,014	$28,407,056	$16,446,753

Cost of revenue	5,012,556	3,665,271	14,528,032	8,263,351

Gross profit	4,804,497	3,378,743	13,879,024	8,183,402

Operating expenses:
Selling expenses	227,566	100,923	652,172	225,256
General and administrative expenses	1,804,274	302,586	3,637,275	696,587

Total operating expenses	2,031,840	403,509	4,289,447	921,843

Income from operations	2,772,657	2,975,234	9,589,577	7,261,559

Non-operating income
Realized gain on sale of marketable securities	-	-	571,143	-
Interest income	26,569	-	57,601	-
Other expense	(697,040)	-	(643,893)	-
Change in fair value of warrants	2,180,970	8,810	2,180,970	22,928

Net income	4,283,156	2,984,044	11,755,399	7,284,487

Other comprehensive item:
Unrealized gain(loss) on marketable securities	-	120,400	-	(25,245)
Translation gain	407,742	-	730,097	-
Reclassification adjustment for gains
on sale of marketable securities	-	-	(587,171)	-

Comprehensive income	4,690,898	3,104,444	11,898,324	7,259,242

Basic weighted average shares outstanding	16,600,451	15,539,580	16,600,451	14,929,350

Basic net earnings per share	$0.26	$0.19	$0.71	$0.49

Diluted weighted average shares outstanding	17,495,254	15,554,012	19,235,134	14,929,350

Diluted net earnings per share	$0.24	$0.19	$0.61	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTH
	PERIODS ENDED
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,755,399	$7,284,487
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	180,438	317,915
Amortization	34,402	14,924
Change in fair value of warrants	(2,180,970)	-
Realized gain on sale of marketable securities	(571,143)	-
Stock based compensation	701,918	-
(Increase) decrease in current assets:
Accounts receivable	(3,540,547)	(3,888,253)
Inventory	894,533	(495,409)
Advances to suppliers	769,575	(2,468,746)
Other assets	(3,134,032)	-
Increase in current liabilities:
Accounts payable	773,880	326,322
Payment in advance	429,661	-
Accrued expenses	-	(208,096)
Net cash provided by operating activities	6,113,114	883,144

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	1,093,165	-
Acquisition of intangible assets	-	(266,200)
Acquisition on property & equipment	(534,113)	(2,108,171)
Net cash provided by (used in) investing activities	559,052	(2,374,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance cost	(2,914,977)	-
Debt discounts	(22,543,435)	-
Notes payable	50,000,000	-
Interest payable	277,778	-
Warrant liabilities	22,921,112	-
Capital contribution	39,081	-
Advances to related party	-	84,520
Cash received from shares	-	4,800,000
Net cash provided by financing activities	47,779,559	4,884,520

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	403,025	-

NET INCREASE IN CASH & CASH EQUIVALENTS	54,854,750	3,393,293

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	5,739,019	2,210,803

CASH & CASH EQUIVALENTS, END OF PERIOD	$60,593,769	$5,604,096

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2005. The results of the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Cash and cash equivalents

Cash and cash equivalents include cash in hand and cash in deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable of $9,586,547 as of September 30, 2006. Allowance for doubtful debts amounted to $29,837 as of September 30, 2006.

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

The total proceeds from the sale of marketable security were $1,093,165 during the nine month period ended September 30, 2006 and the realized gain was $571,143 during the nine month period ended September 30, 2006. The company determines cost on specific identification method. The reclassification adjustment in the statement of operations and comprehensive income relates to the release of unrealized gain on marketable securities on the marketable securities sold during the period. As of September 30, 2006, the Company did not have any marketable securities on hand.

Inventory

Inventory is composed of raw material for manufacturing the electrical motor, work in process, and finished goods. Inventory is valued at the lower of cost or market value using weighted average method. The management compares the cost of inventory with the market value and allowance is made for writing down the inventory to its market value, if lower. Inventory amounted to $464,116 as of September 30, 2006.

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

According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempted from income tax from July 1, 2004 through December 31, 2007. The Company is approved to have half tax rate from January 1, 2008 to December 31, 2010.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, HTFE, and AEM. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. MAJOR CUSTOMERS AND VENDORS

Four major customers accounted for 82% of the net revenue for the nine month period ended September 30, 2006. One major customer accounted for 31% of the net revenue for the nine month period ended September 30, 2006. At September 30, 2006, the total receivable balance due from these customers was $9,266,100. Two major customers accounted for 67% of the net revenue for the nine month period ended September 30, 2005. At September 30, 2005, the total receivable balance due from these two customers was $3,526,085.

Five vendors provided 87% of the Company’s purchase of raw materials for the nine month period ended September 30, 2006. The Company’s accounts payable to these vendors was $0 at September 30, 2006. Three vendors provided 73% of the Company’s raw materials for the nine month period ended September 30, 2005. The Company’s accounts payable to these vendors was $1,815 at September 30, 2005.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

In addition, the Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2004, December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $223,000, $793,000, $428,000, $670,400, and $982,900, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of Patents and software. The Company is amortizing the intangible assets over 6 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2006, no impairment of intangible assets has been recorded.

Net intangible assets at September 30, 2006 were as follows:

Patents	$419,474
Less accumulated amortization	(99,094)

$320,380

Amortization expense for the nine month periods ended September 30, 2006 and 2005 amounted to $36,112 and $33,881 respectively.

Amortization expense for the Company’s current amortizable intangible assets over the next five twelve month periods is estimated to be: 2007 -$60,145; 2008 -$60,145; 2009 -$60,145; 2010 -$60,145; 2011 -10,024.

6. ADVANCES TO SUPPLIERS

The Company advances to certain vendors for purchase of its material. The advances to suppliers amounted to $2,642,269 as of September 30, 2006.

7. OTHER ASSETS

As of September 30, 2006, other assets were $2,546,286, including $1,277,650 deposit for land use leases, $1,265,000 R&D expense, and other prepaid expenses.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site"). The term of the lease is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately US$2.54 million ("Fee"), 50% of which has been paid and 45% of which is payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately US$15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of September 30, 2006, the application of the land use lease is still in process.

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train and system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

The R&D Agreement provides for a budget of approximately US$3.13 million (RMB 25 million), consisting of US$1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS  Of this amount, approximately US$1.25 million (RMB 10 million) has been invested to date by HTFE, with the balance of approximately US$0.625 million (RMB 5 million) to be invested  prior to termination of the agreement in early 2009 as testing and evaluation occurs. The US$1.25 million (RMB 10 million) has been recorded in other assets as of September 30, 2006

8. FINANCING

On August 29, 2006, we, AEM, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into an indicative financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company's Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006, entered into among us, AEM, as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (which, at November 14, 2006 was 5.37688%) plus 4.75%. In the event that the Company’s common stock shall not have been approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market by July 1, 2007 and continue to be approved for listing as of such date (the “Listing Requirement”), the interest rate will increase by 2%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount.

The 2012 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. In the event that the Listing Requirement shall not be satisfied, the interest rate will increase by 2%. The 2012 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2012 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2011. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2008 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011 and March 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

Upon a Change of Control (as defined in the indenture), holders of the Notes may require the Company to repurchase any or all such Notes at a price equal to 102.5% of the principal amount thereof. The Company is required to offer to purchase Notes at a price equal to 100% of the principal amount thereof with the proceeds of certain asset sales.

The Indenture contains numerous affirmative and negative covenants. The Indenture requires the payment of liquidated damages in the amount of (i) $750,000 if the Company’s common stock shall not have been approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market by April 1, 2007 and if such listing is not being maintained as of such date, (ii) $1,500,000 if the Company’s common stock shall not have been approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market by July 1, 2007 and if such listing is not being maintained as of such date, (ii) $2,500,000 if the Company shall not have engaged a permitted independent accounting firm by January 1 of each year and such engagement is in effect as of March 1 of such year, commencing with 2007; and (iv) $1,200,000 if a full time senior financial officer knowledgeable with respect to the capital markets in the United States and proficient in the English language shall not have been appointed within 120 days after August 30, 2006, with the same aggregate amount for each 120 day period thereafter during which such senior financial officer shall not have been appointed.

The Indenture sets forth numerous Events of Default including the failure to pay interest on the Notes when due (where such failure continues for 5 days), the failure to timely pay principal or premium on the Notes (including the liquidated damages referred to in the immediately preceding paragraph), the failure to observe certain covenants, and certain events relating to the bankruptcy or insolvency of the Company or its significant subsidiaries. If an Event of Default shall have occurred and be continuing, the maturity of the Notes may be accelerated.

As security for the Notes, we and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, to secure the Notes with all of the shares of AEM common stock held by us as collateral.

The Warrants are governed by a warrant agreement, dated August 30, 2006, between us and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

In addition, we, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, pursuant to which Mr. Yang has agreed to vote his shares of the capital stock of the Company to elect up to two members of the Company’s board of directors designated by Citadel.

The Investors and Mr. Tianfu Yang also entered into a non-competition covenant and agreement, dated August 30, 2006, relating to Mr. Yang's employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

In connection with the issuance of the Notes, we agreed to file a shelf registration statement covering the resale of the common stock underlying the Warrants. We agreed to use reasonable best efforts to cause the registration statement to be declared effective as soon as reasonably practical after the initial filing and to remain effective, subject to certain exceptions, during the life of Warrants. If there is no effective registration statement by March 30, 2007, the Company must pay a $250,000 liquidated damages penalty, payable pro-rata to the then current holders of the Warrants, for each month until the registration statement becomes effective. This liquidated damages penalty is capped at $2 million.

The Company believes that, in light of its obligations under the registration rights agreement, the Warrants and the registration rights agreement are combined agreements as outlined in EITF 00-19, EITF 05-4, and FAS 133. The registration rights agreement is a derivative under FAS 133 and, when combined with the Warrants, causes both instruments to fail the equity classification criteria in EITF 00-19, specifically the requirement that the Company may only deliver registered shares in connection with the warrant agreement. The Company does not have the specific ability in the registration rights agreement to deliver unregistered shares and, therefore it is out of the Company’s control and a net-cash settlement alternative is assumed. This analysis therefore results in classification of the Warrants and the registration rights agreement as a combined agreement which must be classified as a liability.

Therefore, the allocation between the combined Warrants and registration rights agreement and the Notes is based on the full fair value of the warrants with the residual to the Notes. The Company uses the Black-Scholes Option Pricing Model to value its options and warrants, and considering certain key input, including the trading price on date of issue, volatility of its stock, risk-free interest rate, conversion price, dividend rate, and warrant life.

The Company believes that the Black-Scholes Option pricing model is the appropriate methodology to value the Warrants as they have used it consistently for pricing similar securities. The amount allocated to the Notes is the face value of the Notes issued less the amount allocated to the combined Warrants and registration rights agreement as calculated under the Black-Scholes model. The Company believes that the face value of the Notes includes a significant discount, in that the rate of interest charged on the Notes is below a rate which we could have obtained in the open market if the Notes had been issued without the Warrants. The Company amortizes the discount on the Notes, which is equal to the value of the combined Warrants and registration rights agreement, as additional interest expense over the term of the Notes using the effective-interest method.

The Company allocates the proceeds received between the Notes and the combined Warrants and registration rights agreement based upon the fair values on the dates the proceeds were received. The value of the Warrants was determined using the Black Scholes model calculation with input variables consistent with the valuation of our stock options (volatility 66%; risk free interest rate 4.0%; no dividend; price on date of issuance $10.24; expected life of 6 years for Warrants issued in connection with the 2012 Notes; expected life of 3 years for Warrants issued in connection with the 2010 Notes). Based on this calculation, the fair value of the Warrants on the date of issuance was $22,921,112. In accordance with EITF 00-19, the Warrants have been included as a liability and were originally valued at fair value on the date of issuance. Subsequent to the initial recording, the change in the fair value of the combined Warrants and registration rights agreement, determined under the Black-Scholes option pricing formula, at each reporting date will result in either an increase or decrease the amount recorded as a liability, with a corresponding adjustment to other income/expense. As of September 30, 2006, based on the revaluation of the warrant liability, the Warrants liability was decreased by $2,180,970 to $20,740,142. Debt discount equaling the fair value of the Warrants liabilities on the date of issuance is recorded against the Warrant liabilities, and is amortized over the terms. At the issuance date, short term debt discount is $4,532,132 and long term debt discount is $18,388,980. As of September 30, 2006, short term debt discount amounted to $4,457,455, and long term debt discount amounted to $18,085,980, with total amortization expenses of $377,677charged to other expenses.

LONG-TERM DEBT:
Principal amount	$50.000.000
Less unamortized discount	(22,543,435)
Long-term debt less unamortized discount	$27,456,565

The Company has capitalized bond issuance cost $2,914,977 and will amortize it over the terms. As of September 30, 2006, the accumulated amortization expense for the debt issuance was $39,656.

9. SHAREHOLDER’S EQUITY

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

On January 12, 2005 HTFE entered into an agreement with related party Harbin Tech Full Industry Co., Ltd. (“HTFI”), pursuant to which HTFI agreed to transfer all of its interests in joint venture with Baldor Electric Company to HTFE in exchange for the Company to issue 1,000,000 shares of its common stock to HTFI. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The Company allocated 786,885 shares of its common stock for issuance in connection with the transfer of the joint venture interest. The shares have not been issued as of December 31, 2005. As the transaction was between entities under common control, the transaction was recorded at the historical cost basis The Company issued shares at fair value equal to the recorded cost On November 20 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement (see note 1).

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

On September 18, 2005, the Company received $4,800,000 from the Private Placement. HTFE’s total registered capital as of September 30, 2006 has been increased to $11,200,000.

On July 2006, the Company received $40,381 from Chinese government. This fund is to encourage and support local companies to develop international market. This amount has been recorded into paid in capital.

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (AEM), a wholly-owned subsidiary of the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company's Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”), of which (i) Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and (ii) Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of the Company's common stock, par value $0.00001 per share (the “Common Stock”), consisting of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of Common Stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of Common Stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of Common Stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. The offer and sale of the Notes and Warrants were made in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

Warrants

Following is a summary of the warrant activity:

Outstanding, December 31, 2005	480,000
Granted	3,487,368
Forfeited	-
Exercised	-
Outstanding, September 30, 2006	3,967,368

Following is a summary of the status of warrants outstanding at September 30, 2006:

Outstanding Warrants			Exercisable Warrants

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	480,000	4.17	$3.50	480,000	$3.50
$10.84	525,830	5.92	$10.84	525,830	$10.84
$7.80	2,192,308	5.92	$7.80	2,192,308	$7.80
$7.80	769,230	2.92	$7.80	769,230	$7.80

10. STOCK-BASED COMPENSATION PLAN

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

In February, 2006, the Company issued 480,000 options to employees and 20,000 options to two directors. The options vest over a period of three years and have a life of five years. During the three month period ended September 30, 2006, the Company recorded $198,000 of compensation based on the fair value method under FAS 123R using the following assumptions: Volatility of 66%, risk free interest rate of 4.13% , dividend yield of 0% and expected life of 5 years. No estimate of forfeitures was made as the company has a short history of granting options.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the nine month period ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. and the fair value of options granted before January 1, 2006 that have vested during the nine month period ended September 30, 2006.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, December 31, 2005	400,000	$3.55	$1,818,409
Granted	500,000	$8.10	$1,450,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding September 30, 2006	900,000	$6.11	$3,052,500

Following is a summary of the status of options outstanding at September 30, 2006:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$3.10	150,000	3.34	$3.10	140,625	$3.10
$3.93	250,000	1.99	$3.93	116,666	$3.93
$8.10	500,000	4.35	$8.10	111,111	$8.10

Impact of adoption of SFAS No. 123-R in 2006

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $701,918 or $0.04 per basic and diluted share in the nine month period ended September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $701,918 as compared to the stock compensation expense that would have been recorded pursuant to APB No. 25. In the nine month period ended September 30, 2005, no expense was recorded as the company did not have any stock options awarded during that period that had material intrinsic value.  Had the fair value method been adopted during the nine month period ended September 30, 2005, pro forma net income and earnings per share would have been as follows: ($ in thousands, except per share amounts):

Nine month period ended September 30, 2005
Net Income - as reported	$7,284
Stock-Based employee compensation expense included in reported net income, net of tax	-
Total stock-based employee compensation under fair-value-based method for all rewards, net of tax	(289)
Pro forma net income	$6,995

Earnings per share:	Nine month period ended
September 30, 2005

Basic, as reported	$0.49
Diluted, as reported	$0.49
Basic, pro forma	$0.47
Diluted, pro forma	$0.47

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

Significant assumptions used to estimate fair value

Under SFAS No 123-R, the company’s expected volatility assumption is based on the historical volatility of Company’s stock . The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in the first quarter of 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and income tax during the nine month periods ended September 30, 2006 and 2005.

12. STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund. Statutory common welfare fund amounted to $1,165,610 and $479,597, as of September 30, 2006 and 2005, respectively.

13. STATUTORY RESERVE

In accordance with the Chinese Company Law (note 9), the Company has allocated 10% of its annual net income, as statutory surplus reserve. Statutory surplus reserve amounted to $2,331,219 and $959,194, as of September 30, 2006 and 2005, respectively.

The Statutory surplus reserve and statutory common welfare fund are aggregated on the balance sheet as Statutory Reserve.

14. EMPLOYEE PENSION

The employee pension in Harbin generally includes two parts: The first part to be paid by the company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made $13,648 contributions of employment benefits, including pension in the nine month period ended September 30, 2005. The Company made $10,767 in contributions of employment benefits, including pension in the nine month period ended September 30, 2006.

15.  EARNINGS PER SHARE

Earnings per share for three and nine month periods ended September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.

	For the three month periods ended September 30		For the nine month periods ended September 30
	2006	2005	2006	2005
Basic weighted average common shares outstanding	16,600,451	15,539,580	16,600,451	14,929,350
Effect of dilutive securities: Stock options and warrants	894,803	14,432	2,634,683	-
Diluted weighted average common shares outstanding	17,495,254	15,554,012	19,235,134	14,929,350

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

17. LEGAL PROCEEDINGS

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of September 30, 2006.

Leong Sing Lye v. Harbin Electric, Inc. United States District Court, District of Nevada, Case No. 2:06-CV-00796

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company’s alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or , in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company’s Consultant of Corporate Strategy, as well as court costs and reasonable attorneys’ fees. The Company has filed an answer to Mr. Lye’s complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. There has been no discovery to date and no trial is scheduled. The Company intends to vigorously defend against Mr. Lye’s claim, if not withdrawn, and pursue its counterclaim. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

18. SUBSEQUENT EVENTS

None.

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

As of November 10, 2006, our principal executive officers, Tianfu Yang, Tianli Yang, Suofei Xu, and Zedong Xu, beneficially owned approximately 68.7% of our outstanding common stock. As a result, they are in a position to significantly influence or control the outcome of matters requiring stockholders’ vote, including the election of directors, the adoption of any amendment to our certificate of incorporation or bylaws, and the approval of significant corporate transactions. Their control may delay or prevent a change of control on terms favorable to our other stockholders and may adversely affect the voting and other rights of our other stockholders.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experienced growth in our revenues of over three hundred eighty-seven percent (387%) over the last fiscal year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. An expansion of our operations will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in the Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon liquidation of the Company. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in the Company.

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

The indenture governing our Notes contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) and redeem or repurchase our capital stock.

The indenture requires us to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our Notes.

Our debt may have significant consequences, and cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As September 30, 2006, we had approximately $1.45 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate is variable;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, we may be forced to sell at an unfavorable price. Furthermore, our obligations under various debt instruments are secured by our equity interests in Advanced Electric Motors, Inc. These security interests may limit our ability to dispose of material assets or operations. We also may not be able to restructure our debt on favorable economic terms, if at all.

We do not anticipate paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

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

Four major customers accounted for 82% of the net revenue for the nine month period ended September 30, 2006. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five vendors provided 87% of our purchase of raw materials for the nine month period ended September 30, 2006. We currently obtain most of our raw materials from Acheng Relay Company Limited, Jiangnan Aluminum Material Factory and Linear Motor Institute of the Zhejiang University and Rui’an Fangzhuang Motor Fittings Factory. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

We may issue additional shares of common stock which, without your approval, may be granted rights and preferences more favorable than those of the shares being offered in this prospectus.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock, and, as of November 10, 2006, approximately 16,600,451 shares of our common stock have been issued and outstanding. We may issue shares authorized but unissued shares without further stockholder approval, and these shares may be granted rights and preferences that are greater than those of common shares being offered pursuant to this prospectus.

Our directors and officers control a majority of our common stock and, as a result, they may exercise voting control and be able to take actions that may be adverse to your interests.

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 69.5% of our issued and outstanding common stock as of November 10, 2006. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, has the ability to control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

If we breach certain performance obligations made in connection with our recent financing, we may be subject to substantial financial penalties.

In connection with our August 30, 2006 financing transaction involving the issuance of Notes and Warrants to Citadel and Merrill Lynch, we may be required to pay substantial financial penalties if we fail to satisfy certain performance obligations under the transaction agreements. In addition, under the registration rights agreement, we agreed that, in the event that the registration statement relating to the shares underlying the Warrants has not been declared effective by the SEC on or before March 30, 2007 or if effectiveness of such registration statement is suspended at any time while any registrable securities relating to the Warrants remain outstanding, we agreed to pay an aggregate of $250,000 in cash to the warrant holders for each thirty-day period for which that remains uncured (but which amount shall not exceed $2,000,000 in the aggregate). Under the indenture, we will be required to pay an additional interest of 2.0% per annum on the Notes if we have not obtained a listing of our common stock on either the Nasdaq Capital Market or the Nasdaq Global Market on or before July 1, 2007 and if we are not at that time currently maintaining such listing. See “Business - Recent Developments - New Financing”. Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the purchasers of the Notes and to the trustee the payment and performance of our obligations. If we are required to pay any of these penalties, which could be substantial, this could have a material and adverse effect on our financial results and results of operations.

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

The PRC has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to the United States or to our stockholders. Please see “The Company - PRC Regulations.”

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

The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to you as an investor and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses were $0, $29,249 and for the years ended December 31, 2004 and 2005 and for the nine months ended September 30, 2006, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2004 and 2005 and for the nine months ended September 30, 2006, such returns and allowances were $0, $0 and $0, respectively. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenue

For the nine month period ended September 30, 2006, we generated net revenues of $ $28,407,056. During the nine-month period ended September 30, 2005, we produced net revenues of $ $16,446,753. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase for the nine -month period ended September 30, 2006 was due to the Company’s success in recruiting new customers and increased sales to our existing customers.

Gross Profit

The Company achieved a gross profit of $ 13,879,024 for the nine months ended September 30, 2006 compared to $ 8,183,402 for the nine months ended September 30, 2005. The increase is directly related to our increases in sales and mix of product. Gross margin, as a percentage of revenues, was 48.9% for the nine months ended September 30, 2006 compared to 49.8% for the nine months ended September 30, 2005. The change in gross margin is normal as it reflects the different mix of products shipped in their corresponding periods.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $ 4,289,447, or 15.1% of sales, for the nine months ended September 30, 2006. This represents an increase of $ 3,367,604 compared to $ 921,843, or 5.6% of sales for the nine months ended September 30, 2005. Aggregated selling expenses of $652,172, or 2.3% of sales, account for expenses associated with sales and marketing of the Company’s products. Selling expenses for the corresponding period last year were $225,256 or 1.4% of sales. The increase is due to our increased revenues and sales activity. General and administrative expenses include the costs of maintaining the Company’s facilities, salaries, research and development, and amounts allocated to stock based compensation through options grants. General and administrative expenses for the nine months ended September 30, 2006 were $3,637,275, or 12.8% of sales compared to $696,587 or 4.2% of sales in September 30, 2005. The increases were due to the inclusion of stock based compensation expense, certain costs associated with our financing, and additional administrative expenses to support our offices in the U.S. Excluding the stock based compensation of $701,918, our General and administrative expenses for the nine months ended September 30, 2006 were $2,935,357 or 10.33% of sales versus $696,587 or 4.2% of sales in September 30, 2005. There was no stock based compensation charge in the corresponding period last year.

Stock compensation expense measured in accordance with SFAS No. 123-R totaled approximately $701,918 or $0.04 per basic and diluted share in the nine month period ended September 30, 2006. The adoption of SFAS No. 123-R resulted in increased expense of approximately $701,908 or 2.5% of sales. In the nine month period ended September 30, 2005, no expense was recorded as the Company did not have any stock options awarded during that period that had intrinsic value.

Gain from the change in fair value from revaluation of warrants was $2,180,970 for the nine months ended September 30, 2006. The gain is on the warrants associated with the debenture financing dated August 30, 2006. Certain warrants were created at the time of the financing and those warrants are recorded at fair value on the accompanying balance sheet. The gain for the nine months ended September 30, 2006 is driven by a reduction in the Company’s stock price from time of issuance on August 30, 2006 to September 30, 2006, the period after which the derivates were granted during the quarter. There was no such gain or loss on warrants for the three months ended September 30, 2005.

Net Income

The Company's net income was $11,755,399 or 41.4% of sales for the nine month period ended September 30, 2006, compared to $ 7,284,487 or 44.3% of sales for the nine month period ended September 30, 2005. The increase for the nine month period is attributed to the continued increase in sales levels, a gain on sale of marketable securities and the contribution gains on change in fair value from revaluation of warrants issued in conjunction with our Indenture. The Company sold its marketable securities in first quarter of 2006 at a realized gain of $571,143 during resulting in a benefit to net income during the nine month period ended September 30, 2006. No other sales of marketable securities occurred during the nine month period ended September 30, 2006 and no sales of marketable securities occurred during the corresponding period last year.

New Financing

On August 29, 2006, we, AEM, and the Investors entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of $50.0 million aggregate principal amount of the Notes and Warrants to purchase an aggregate of 3,487,368 shares of our common stock in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. The transaction closed on August 30, 2006.

Indenture

The Notes are governed by an indenture, dated August 30, 2006, entered into among us, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

Under the indenture, we are prohibited, and we are obligated to preclude our subsidiaries, from incurring additional debt unless such debt has been designated as permissible debt under the terms of the indenture. The indenture imposes further limitations on our ability to (i) make investments in other companies, (ii) create liens, (iii) sell our assets if the fair market value of such sales exceeds, in the aggregate, $4.5 million per year, (iv) make distributions from our subsidiaries and (v) engage in transactions with our affiliates. We must also maintain a consolidated tangible net worth of not less than $25.0 million from the issuance date of the Notes until the first annual anniversary thereof, which amount increases at each annual anniversary of such issuance date by $10.0 million. We will also be required to pay an additional interest of 2.0% per annum on the Notes if we have not obtained a listing of our common stock on either the Nasdaq Capital Market or the Nasdaq Global Market on or before July 1, 2007 and if we are not at that time currently maintaining such listing. Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China), are obligated, to guarantee, on a senior secured basis, to the purchasers of the Notes and to the trustee the payment and performance of our obligations. If we are required to pay any of these penalties, which could be substantial in aggregate amount, such payments could have a material and adverse effect on our financial results and results of operations.

In addition, we are obligated to pay liquidated damages upon failure to complete certain events. They include:

(i) an aggregate amount of $750,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before April 9, 2007 if we have not obtained a listing of our common stock on either the Nasdaq Capital Market or the Nasdaq Global Market on or before April 1, 2007 and if we are not at that time currently maintaining such listing;

(ii) an aggregate amount of $1,500,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before July 9, 2007 if we have not obtained a listing of our common stock on either the Nasdaq Capital Market or the Nasdaq Global Market on or before July 1, 2007 and if we are not at that time currently maintaining such listing;

(iii) an aggregate amount of $2,500,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before March 1 of each year, beginning March 1, 2007, if we have not appointed a new independent accounting firm from a list of pre-approved candidates by the January 1 immediately preceding each such March 1, and if an independent accounting firm identified as a pre-approved candidate in the indenture is not at each such March 1 engaged by us; and

(iv) an aggregate amount of $1,200,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before the 125th day following the issuance date of the Notes, if we have not appointed a senior financial officer knowledgeable about the U.S. capital markets and proficient in English by the 120th day following the issuance date of the Notes, and the same aggregate amount for each subsequent 120-day period in which we fail to so comply.

Notes and Guarantee

The Notes:
•	are general senior secured obligations of the Company;
•	are secured on a first priority basis by all of the shares of AEM held by the Company;
•	rank equally in right of payment with all existing and future pari passu indebtedness of the Company; and
•	will rank senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Notes are unconditionally guaranteed on a senior secured basis by AEM (the “Guarantor”) and will be guaranteed on a senior secured basis by all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China).

The Notes bear interest on the principal amount at the rate per annum, reset semi-annually, equal to (a) LIBOR plus 4.750% for the 2010 Notes and (b) LIBOR plus 3.350% for the 2012 Notes. The interest rate on the Notes is subject to increase pursuant to the provisions of the Indenture. The Company shall pay interest semi-annually in arrears on March 1 and September 1 of each year. Interest shall accrue from the most recent date to which interest has been paid on the Notes or, if no interest has been paid, from the date of issuance. If there is no existing default in the payment of interest, and if the Note is authenticated between a record date and the next succeeding interest payment date, interest shall accrue from such next succeeding interest payment date. The first interest payment date shall be March 1, 2007. The Company shall pay interest on overdue principal and premium, if any, from time to time at a rate that is 4% per annum in excess of the interest rate then in effect under the Indenture and the Notes. Interest shall be computed on the basis of a 360-day year of twelve 30-day months for the actual number of days elapsed. The interest rate on the Notes will in no event be higher than the maximum rate permitted by New York law as such rate may be modified by United States law of general application.

The 2010 Notes shall not be redeemable at the option of the Company prior to September 1, 2007. Starting on that date, the Company may redeem all (but not less than all) of the 2010 Notes, after giving notice. The 2012 Notes shall not be redeemable at the option of the Company prior to September 1, 2007. Starting on that date, the Company may redeem all (but not less than all) of the 2012 Notes, after giving notice.

Upon a change of control of the Company, each noteholder may require the Company to repurchase all or any part (equal to $1,000 or an integral multiple of $1,000) of such holder’s Notes at a purchase price in cash equal to 102.5% of the aggregate principal amount of the Notes repurchased, plus accrued and unpaid interest on the Notes repurchased to the purchase date (subject to the right of holders of record on the relevant record date to receive interest).

If the Company or any of its subsidiaries consummates an asset sale, they shall not be required to apply any net available cash in accordance with the Indenture until the aggregate net available cash from all asset sales following the date the Notes are first issued exceeds $2.0 million. Thereafter, the Company shall, after applying the additional aggregate $2.0 million of net available cash, commence an offer for Notes pursuant to the Indenture by applying the net available cash to purchase the maximum principal amount of Notes that may be purchased out of the net available cash at an offer price in cash equal to 100% of the principal amount plus accrued and unpaid interest to the date fixed for the closing of such offer in accordance with the procedures set forth in the Indenture. To the extent that the aggregate amount of Notes tendered pursuant to an asset sale offer is less than the net available cash, the Company may use such deficiency for any purpose not prohibited by the Indenture. If the aggregate principal amount of Notes surrendered by Holders thereof exceeds the amount of net available cash, the Trustee shall select the Notes to be purchased on a pro rata basis. Holders of Notes that are the subject of an offer to purchase will receive an asset sale offer from the Company prior to any related purchase date and may elect to have such Notes purchased by completing the required form.

The Guarantee of the Notes:

•	is a senior secured obligation of the Guarantor;
•	will be secured, on a first priority basis, by security interests in any other collateral owned by the Guarantor;
•	is senior in right of payment to all existing and future subordinated indebtedness of the Guarantor; and
•	ranks equally in right of payment with all existing and future pari passu indebtedness of the Guarantor.

Share Pledge Agreement

As security for the Notes, we and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, pursuant to which the Notes were secured with all of the shares of AEM common stock held by us.

Warrant Agreement and Warrants

The Warrants are governed by a warrant agreement, dated August 30, 2006, between us and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder beginning on the date of issuance through the maturity date of such Warrant.

The Warrant Agreement provides that upon the occurrence of certain events the exercise price of the Warrants may, subject to certain conditions, be adjusted. If the exercise price is adjusted, the Warrant Agreement provides that the number of shares of common stock issuable upon the exercise of each warrant shall be adjusted. No fractions of a share of common stock will be issued upon the exercise of any Warrant, but the Company will pay the cash value of the fractional share, determined as provided in the Warrant Agreement.

The applicable exercise price and the number of shares issuable upon the exercise of each Warrant are subject to adjustment from time to time upon the occurrence of certain events, including:

•
if the Company makes a dividend payment or distribution on its common stock payable in shares of its common stock, subdivides, combines or reclassifies its share capital or makes a distribution on its common stock in shares of its capital stock other than common stock;

•
if the Company distributes any rights, options or warrants to all holders of its common stock entitling them to subscribe for shares of common stock or securities convertible into, or exchangeable or exercisable for, shares of common stock, in either case, at a price per share less than the fair value per share;

•
if the Company distributes to all holders of its common stock any of its assets (including cash), debt securities, preferred stock or any rights or warrants to purchase assets (including cash), debt securities, preferred stock or other securities of the Company;

•	if the Company issues shares of common stock for a consideration per share less than the fair value per share on the date the Company fixes the offering price of such additional shares; or

•
if the Company issues any securities convertible into or exchangeable or exercisable for common stock for a consideration per share of common stock initially deliverable upon conversion, exchange or exercise of such securities less than the fair value per share on the date of issuance of such securities or on the date the Company fixes the offering price of such securities.

The exercise price, however, shall not be less than $0.01 per share. In addition to the adjustments described above, the Company may, at any time, reduce the exercise price to any amount greater than or equal to $0.01 per share for any period of time.

The Warrant Agreement further provides that (i) each holder of 2012 Warrants shall have the right until August 30, 2012 and (ii) each holder of 2009 Warrants shall have the right until August 30, 2009 to receive from the Company the number of shares underlying such Warrants which the holder may at the time be entitled to receive on exercise of such Warrants and payment of the applicable exercise price.

Equity Registration Rights Agreement

In connection with the issuance of the Warrants, we and the Investors have entered into an equity registration rights agreement, dated August 30, 2006, pursuant to which we have agreed to file a shelf registration statement covering the resale of the shares underlying the Warrants. Under the registration rights agreement, we agreed that, in the event that the registration statement relating to the shares underlying the Warrants has not been declared effective by the SEC on or before March 30, 2007, or if effectiveness of such registration statement is suspended at any time while any registrable securities relating to the Warrants remain outstanding, we agreed to pay an aggregate of $250,000 in cash to the warrantholders for each thirty-day period for which that remains uncured (but which amount shall not exceed $2,000,000 in the aggregate). Payment shall be made on a pro rata basis in accordance with each warrantholder’s percentage holding of the then outstanding registrable securities. If a warrantholder fails to provide the Company with information that is required to be provided in the registration statement, the commencement of the liquidated damages period is to be extended until two business days following the date of receipt by the Company of such required information, and the amount payable to any warrantholder is to be prorated for the number of actual days during such liquidated damages period during which a default remains uncured. All expenses incident to the Company’s performance of and compliance with the registration rights agreement is to be borne by the Company.

The Company is obligated to deliver cash payment to the warrantholders by the seventh business day after the end of each liquidated damages period. If the Company fails to do so, the Company will be obligated to pay interest at a rate of 10% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the warrantholders, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest, are paid in full.

The Company agreed to indemnify each warrantholder against any losses, claims, damages or liabilities arising out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in, or a failure to state a material fact required to be stated in, the registration statement or related prospectus, and to provide reimbursement for any legal or other expenses reasonably incurred in connection with investigating or defending any such loss, claim, damage, liability or action. The Company, however, shall not be liable to the extent that such loss, claim, damage or liability arises out of or is based upon any untrue statement or omission made in the registration statement or related prospectus in reliance upon and in conformity with written information pertaining to such warrantholder and furnished to the Company by or on behalf of such warrantholder. In addition, a warrantholder shall not be indemnified to the extent that the prospectus was required to be delivered by such warrantholder and any such loss, claim, damage or liability of such warrantholder results from the fact that there was not sent or given to such person, at or prior to the written confirmation of the sale of such registrable securities to such person, a copy of the final prospectus if the Company had previously furnished copies to such warrantholder.

Voting Agreement

In addition, we, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, relating to the voting rights associated with the capital stock of the Company held by Mr. Yang and Citadel. Under the voting agreement, Mr. Yang has agreed to vote all shares of the Company’s common stock owned by him to ensure that up to 2 nominees of Citadel are elected to the Company’s Board of Directors.

Noncompetition Covenant and Agreement

The Investors and Mr. Tianfu Yang also entered into a noncompetition covenant and agreement, dated August 30, 2006, relating to Mr. Yang's employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

Land Use Lease

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the lease is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately US$2.54 million ("Fee"), 50% of which has been paid and 45% of which is payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement.

It is anticipated that the Site will be used in connection with the research and development project contemplated by the R&D Agreement. The Land Use Agreement provides that HTFE shall invest approximately US$15 million in the Site and shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $ $60,593,769 cash and cash equivalents. The Company had net cash flows provided by operations of $ 6,113,114 for the nine month period ended September 30, 2006, as compared to net cash provided by operations of $ 883,144 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to net income. Cash flows from investing activities contributed 559,052 in the nine month period ended September 30, 2006 compared with a net usage of $2,374,371in the corresponding period last year. The contribution in the current period was mainly due to the proceeds from the sale of marketable securities during the first quarter of 2006. The Company had a net increase in cash and cash equivalent of $ 54,854,750 in the current period as compared to a net increase of $ 3,393,293 in the corresponding period last year. Our net increase in cash & cash equivalents during the nine month period ended September 30, 2006 was due mainly to the net funds raised through the Indenture related to our financing dated August 30, 2006 and the increased cash flow from operations.

On August 29, 2006, the Company, AEM, Citadel and Merrill Lynch entered into the Purchase Agreement relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company's Notes and (b) fully detachable Warrants to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006 (the “Indenture”), entered into among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the 2012 Notes, which mature on September 1, 2012, and Merrill Lynch subscribed to $12.0 million of the principal amount of the 2010 Notes, which mature on September 1, 2010. Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

As security for the Notes, we and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, to secure the Notes with all of the shares of AEM common stock held by us.

The Warrants are governed by a warrant agreement, dated August 30, 2006, between us and The Bank of New York, as warrant agent. The Warrants consist of (i) the First Tranche 2012 Warrants which permit the purchase of an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share, (ii) the Second Tranche 2012 Warrants which permit the purchase of an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share and (iii) the 2009 Warrants which permit the purchase of an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share. The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant. All of the Warrants contain a cashless exercise feature. To the extent Warrants are exercised for cash, however, the Company would receive the payment of the exercise price.

On August 25, 2006 the Company’s subsidiary HTFE signed an R&D Agreement with IEECAS. Under the R&D Agreement with IEECAS, HTFE is obligated to invest approximately $1.88 million (of which approximately $1.25 million previously has been paid) during the period ending in early 2009. On September 8, 2006 the Company’s subsidiary HTFE signed a Land Use Agreement for a plot of land in Shanghai. HTFE is obligated to make an additional Fee payment of approximately $1.27 million (the timing of which is dependent upon completion of certain regulatory applications and receipt of a regulatory permit for work commencement) as well as to invest approximately $15 million in Site investments. It is anticipated that, as permitted by the Indenture, the Company will use a portion of the proceeds from placement of the Notes to Merrill Lynch and Citadel for such purposes. In addition, interest on the Notes is payable semi-annually in arrears, commencing March 1, 2007. The Company anticipates that existing cash reserves and cash flow from future operations will be used for such purposes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company’s alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or , in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company’s Consultant of Corporate Strategy, as well as court costs and reasonable attorneys’ fees. The Company has filed an answer to Mr. Lye’s complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. There has been no discovery to date and no trial is scheduled. The Company intends to vigorously defend against Mr. Lye’s claim, if not withdrawn, and pursue its counterclaim. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.156to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the Quarter Ended September 30, 2006	Filed herewith as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: November 14, 2006	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2006	By:	/s Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(a) Exhibits:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.156to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the Quarter Ended September 30, 2006	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the quarter ended September 30, 2006:

(i)	Form 8-K filed on August 3, 2006 disclosing the Company’s entry into an indicative financing term sheet dated as of August 2, 2006; and

(ii)
Form 8-K filed on August 25, 2006 disclosing that Harbin Tech Full Electric Co., Ltd. a wholly-owned subsidiary the Company, entered into a joint research and development agreement with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train and system to be tested at the Beijing Airport railway line in the People’s Republic of China by the end of 2008.; and

(iii)
Form 8-K filed on August 31, 2006 disclosing the Company issued a press release announcing the closing of a US$50.0 million financing with Citadel Equity Fund Ltd. and Merrill Lynch International, pursuant to an indicative financing term sheet dated as of August 2, 2006.; and

(iv)	Form 8-K filed on September 1, 2006 disclosing the Company’s entry into a entered into a purchase agreement pursuant to an indicative financing term sheet dated as of August 2, 2006 and;

(v)
Form 8-K filed on September 14, 2006 disclosing Harbin Tech Full Electric Co., Ltd. ("HTFE”), a wholly-owned subsidiary of Harbin Electric, Inc., has entered into an agreement dated as of September 8, 2006 with Shanghai Lingang Investment and Development Company Limited with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone.; and

(vi)
Form 8-K filed on October 16, 2006 disclosing the Company’s Board of Directors approved an increase in size of the Board of Directors from five to seven members and elected Messrs. Bai Feng and Ye Yunyue to the Board of Directors to fill the two resulting vacancies, effective immediately