Form 10KSB
period 2006-12-31
Harbin Electric, Inc
filed 2007-03-08
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51006

HARBIN ELECTRIC, INC.
(Name of small business issuer in its charter)

Nevada	98-0403396
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China	150060
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 86-451-86116757

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act: Common Stock, $0.00001 par value per share

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2006 were $ 40,415,777

As of March 6, 2007, the aggregate market value of the issuer’s common stock held by non-affiliates was $60,047,663.

As of March 6, 2007, the issuer had outstanding 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Harbin Electric, Inc. (“Harbin Electric”), through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors and other special motors. The terms “Harbin,” “Harbin Electric,” “we,” “Company,” “us” and “our” and similar terms refer to Harbin Electric and its subsidiaries, unless otherwise expressly stated or the context requires otherwise.

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

We are located in the Harbin Development Zone (“HDZ”) in the city of Harbin, China, the capital of Heilongjiang Province. Our facilities include a connected two-story factory and a three-story office building. This represents a combined space of 178,564 square feet. Our property is situated on approximately 215,278 square feet of land in the Harbin Development Zone. On September 8, 2006, HTFE entered into a Land Use Agreement with Shanghai Lingang Investment and Development Company Limited with respect to lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone. The term of the lease is 50 years.

The HDZ consists of Harbin Economic and Technological Development Zone and Harbin High and New Technological Development Zone both recognized and authorized at the national level. The main mission is to develop high and new technological industries and become an impetus to the economic growth of the provincial and municipal economy by means of the investment promotion, good services and a favorable investment environment. These unique benefits, in addition to the wealth of human resources and favorable income taxation policy are the key benefits to conducting business in Harbin.

Joint Research and Development Agreement

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train and system to be tested at the Beijing Airport railway line in the PRC by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

The R&D Agreement provides for a budget of approximately US$3.13 million, consisting of US$1.88 million to be invested by HTFE and the remainder to be invested by IEECAS. HTFE is to be responsible for designing and manufacturing certain components of the system, including the high power linear traction motors, track reaction plates, the body of the test vehicle, the test vehicle’s DC/AC power supply components, and other mechanical and auxiliary components. Any patents resulting from this project are to be jointly-owned by the parties. Ownership of other non-patent rights, such as the right of use and right of transfer under PRC intellectual property laws, are to be decided by the parties by mutual agreement. The R&D Agreement further stipulates, among other things, that the economic benefits as a result of the commercialization of the research results shall be divided between the parties on a pro rata basis in accordance with their respective level of total investments.

Land Use Lease

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”).

The term of the lease is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately US$2.54 million (“Fee”), 50% of which has been paid and 45% of which is payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement.

The Land Use Agreement provides that HTFE shall invest approximately US$15 million in the Site and shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Nasdaq Global Market Listing

On January 26, 2007, we announced that our application to list our common stock on the Nasdaq Global Market had been approved by The Nasdaq Stock Market. The Company commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN.” Prior to that time, the Company’s common stock traded on the OTC Bulletin Board.

Appointment of a Senior Financial Officer

On February 26, 2007, Ms. Joann Hu entered into an employment agreement with the Registrant pursuant to which she was appointed as a senior financial officer of the Company.

Pursuant to an indenture dated as of August 30, 2006, with respect to the Company’s 2010 Notes and 2012 Notes (as subsequently defined herein) and a waiver dated as of December 21, 2006, entered into by and between Citadel Equity Fund Ltd. and the Company, the Company was obligated, pursuant to Section 4.27 of the indenture and the waiver, to appoint a senior financial officer knowledgeable about the U.S. capital markets and proficient in English by February 28, 2007.

The appointment of Ms. Hu satisfies such covenant, and the consent of the appointment of Ms. Hu by Citadel Equity Fund Ltd. has been filed with the SEC as Exhibit 99.1 to our Form 8-K dated February 26, 2007.

FINANCING TRANSACTION

On August 29, 2006, we, AEM, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006, entered into among us, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

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

In connection with the issuance of the Warrants, we and the Investors have entered into an equity registration rights agreement, dated August 30, 2006, pursuant to which we agreed to file a shelf registration statement covering the resale of the shares underlying the Warrants. This registration statement was filed by the Company with the Securities and Exchange Commission in December 2006 and was declared effective on February 9, 2007.

In addition, we, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, (the “Voting Agreement”) pursuant to which Mr. Yang has agreed to vote his shares of the capital stock of the Company in whatever manner as shall be necessary (i) to ensure the election of up to two nominees of Citadel to the Company’s board of directors (ii) to ensure that the size of the Company’s board of directors is sufficient to permit the appointment and/or election of the Citadel nominees and (iii) to ensure that the total size of the Company’s board of directors does not exceed ten (10) members at any time. On November 17, 2006, we held our annual meeting of shareholders at which two designees of Citadel were elected to our board of directors. Citadel does not presently intend to designate a replacement for one of the directors it nominated who resigned from the Board on December 19, 2006 but may do so in the future. The Voting Agreement may be terminated at any time by Citadel. The Voting Agreement shall automatically terminate upon the Company’s repayment in full of the Notes. The Notes mature on September 1, 2012. In the event that at any time prior to the termination of the Voting Agreement, Citadel no longer is the holder of any Notes, the Company shall have the right to require the Citadel nominees to resign from the Board.

The Investors and Mr. Tianfu Yang also entered into a noncompetition covenant and agreement, dated August 30, 2006, relating to Mr. Yang’s employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

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

•	Expand Capacity in Micro Motor Market. We are currently building a new plant facility in Shanghai that will address the market for specialty motors used in interior automobile applications.

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

MARKETING

Currently we receive contracts mostly through tender offers and referrals. We have a marketing team of eight people that focuses on providing support and consultancy to customers. We target our products to the global original equipment manufacturers (“OEMs”) as components or in integrated systems. We also will cooperate with major system integrators to jointly develop and market new products. We have a close involvement with our customers to jointly develop and customize products for customers’ specific needs. We believe this active working relationship with customers has allowed us to win repeat business, create visibility and enhance our growth.

We also participate in industry trade shows, technical conferences, professional seminars and exhibitions, and use these events to promote its products, generate sales, and build brand awareness.

We are actively exploring the international markets for our products, and we have established executive offices in Philadelphia, Pennsylvania.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us include semi-finished products and component materials. The main raw materials consist of semi-finished products, including iron-ore, fans, radiators and control cabinets. The main component materials include enamel wire and metal plating. We believe that alternative sources are available for such materials.

Supplier Name	Components Purchased
Acheng Relay Company Limited	Accessories of the logistic system, iron-core of electric motors
Zhejiang Hongbo Wire and Cable Co.	Aluminum material
Jiangyin Chuangyi Special Insulation Material Co.,	Insulation Material

CUSTOMERS

Four major customers accounted for 81% of our net revenue for the year ended December 31, 2006, with each customer individually accounting for 29%, 22%, 17%, and 13%, of the sales. At December 31, 2006, the total receivable balance due from these customers was $7,422,000.

Customer Name	2006 Net Revenue ($000)	Percentage of 2006 Net Revenue
GuiYang Putian Wanxiang Logistic Technology Co., Ltd.	$11.506	29%
Daqing Oil Field	8.900	22%
Suifenghe Wanrong Business Trade Co., Ltd	7.036	17%
Shanghai Junci Machine and Electric Equipments Co., Ltd.	5.222	13%
Total	$32.666	81%

INTELLECTUAL PROPERTY

We hold three patents in China relating to our core LM technology. These patents were issued by the Intellectual Property Rights Bureau of The People’s Republic of China as follows:

Patent Name	Type	Patent Number	Application Date	Term	Description
Linear Motor-Driven Flexible Planar Materials Circulation Line	Utility	ZL 02 2 11613.3	April 28, 2002	10 years from Application Date	This utility model involves an application for conveying equipment circulation line driven by a linear motor.

Linear Motor-Driven Crawler Style Conveyor	Utility	ZL 02 2 10379.1	April 28, 2002	10 years from Application Date	This utility model utilizes the linear movement directly output by the flat linear motor, basically alters the principles of current conveyors.

Flat Linear Three-Phase Asynchronous Motor	Utility	ZL 02 2 10740.1	March 18, 2002	10 years from Application Date
The advantages of the flat linear three-phase asynchronous motor of this utility model are that it drives linear movement units, thus the thrust force is generated directly without the needs of any conversion equipment. The intermediate conversion equipment is omitted and the whole system is simplified. This makes the whole system run securely with improved transmission efficiency, reduced manufacturing costs and reduced maintenance costs to operate compared to rotary motors.

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

Costs associated with research, new product development, and product and cost improvements are treated as expenses when incurred and amounted to approximately $1,491,316 and $228,156 for the years ended December 31, 2006 and 2005, respectively.

EMPLOYEES

As of March 6, 2007, we employed approximately 270 people in the following capacities: 17 in management, 7 in administrative, 162 in production, 10 in sales, 9 in purchasing, 55 in research and development and 10 in financial management.

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

In addition, regulations were recently promulgated by State Development and Reform Commission, or SDRC, and the State Administration of Foreign Exchange, or SAFE, that requires registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to future offshore or cross-border acquisitions, if any, as well as to the equity interests in offshore companies held by our PRC stockholders who are considered PRC residents. We intend to make all required application and filings, and will require the stockholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our stockholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident stockholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experienced growth in our revenues of over three hundred eighty-seven percent (387%) in fiscal 2005 and over seventy one percent (71%) during the last fiscal year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. An expansion of our operations will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

The indenture governing our Notes contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.

The indenture governing our Notes requires us to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our Notes.

Our debt may have significant consequences, and cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As of December 31, 2006, we had approximately $2.66 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

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

Four major customers accounted for 81% of the net revenue for the fiscal year ended December 31, 2006. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Three major vendors provided approximately 56% of the Company’s purchases of raw materials for the year ended December 31, 2006. We currently obtain most of our raw materials from Acheng Relay Company Limited, Zhejiang Hongbo Wire and Cable Co., Jiangyin Chuangyi Special Insulation Material Co.. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 70.3% of our issued and outstanding common stock as of March 6, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies is 33%. A reduced income tax rate of 15% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. The estimated tax savings for the year ended December 31, 2006 and 2005 without preferential tax treatment amounted to approximately $2.8 million and $1.5 million, respectively.

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

The legal authorities in China are in the process of evaluating heretofore tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits may be lessened or removed with the consequence that expenses may rise impacting margins and net income.

The legal authorities are evaluating tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

Fluctuations in the value of the RMB could materially affect our financial condition and results of operations.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As the majority of our net revenue is denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its policy of tying the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 3.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company’s alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or, in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company’s Consultant of Corporate Strategy, as well as court costs and reasonable attorneys’ fees. The Company has filed an answer to Mr. Lye’s complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. There has been no discovery to date and no trial is scheduled. The Company intends to vigorously defend against Mr. Lye’s claim, if not withdrawn, and pursue its counterclaim. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Before January 31, 2007, our common stock was traded in the over-the-counter market and quoted through the Over-The-Counter (“OTC”) Bulletin Board under the symbol “HRBN.” On January 26, 2007, we announced that the Company’s application to list its common stock on the Nasdaq Global Market had been approved by The NASDAQ Stock Market. The Company’s common stock commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the OTC Bulleting Board System and the Nasdaq Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. We cannot give any assurance that a stable trading market will develop for our common stock. The closing bid for shares of our common stock on March 6, 2007 was $11.80 based upon bids that represent prices quoted by broker-dealers on the Nasdaq Global Market.

Period	Low ($)	High ($)
2007 First Quarter*	$8.07	$12.45
2006 Fourth Quarter	7.75	9.50
2006 Third Quarter	8.30	12.00
2006 Second Quarter	9.25	13.48
2006 First Quarter	7.25	11.74
2005 Fourth Quarter	4.00	8.75
2005 Third Quarter	3.10	4.65
2005 Second Quarter	3.00	3.92
2005 First Quarter	2.85	3.00

* Through March 6, 2007.

As of December 31, 2006, there are approximately 44 holders of record of our common stock.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited and unaudited consolidated financial statements and the notes to those financial statements set forth commencing on page F-1 of this prospectus. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Risk Factors” and elsewhere in this registration statement, our actual results may differ materially from those anticipated in these forward-looking statements.

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

ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of our significant accounting policies, see Note 2 of the consolidated financial statements appearing elsewhere in this Annual Report.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses were $0, $29,249 and $44,552 for the years ended December 31, 2004 and 2005 and for the twelve months ended December 31, 2006, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2004 and 2005 and for the twelve months ended December 31, 2006 such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

RESULTS OF OPERATIONS

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Revenue

Total sales for 2006 increased 71% to $40.42 million, compared to sales of $23.64 million in 2005. Sales of linear motor, special motors and motor system products drove the growth during 2006. Approximately half of the growth in revenues for 2006 came from new customers. Industrial electric linear motors and other special motors continued to comprise significantly all of our total product sales in 2006.

Gross Profit

Gross profit was $19.66 million in 2006 compared to $11.56 million in 2005. Gross profit margin was 48.6% in 2006 compared to 48.9% in 2005. The small in gross profit margin decrease is largely driven by the diversity of product mix. Changes in raw materials pricing did not impact gross margins in either 2006 or 2005. A continued focus on product design improvements combined with improved manufacturing efficiencies and increased sales volume will account for a sustained gross margin at these levels going forward, in our view.

Operating Expenses

Research and Development costs were $1.49 million or 3.7% of sales in 2006 compared to .750 million or 3.2% of sales in 2005. Increased spending on R&D is direct result of our strategy to improve our product base. In addition, during 2006 our subsidiary, HTFE, entered into a joint research and development agreement with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train and system to be tested at the Beijing Airport railway line in the PRC by the end of 2008. We will increase aggregate of levels of R&D going forward to coincide and support future growth plans of the company, however as a percent of sales, we expect R&D to remain in the 3%-5% range.

Operating profit was $13.99 million in 2006 compared to $9.96 million in 2005. Operating margin for 2006 was 34.6% down from 42.1% in 2005. Total operating expenses increased to 14.0% of sales in 2006 compared to 6.7% in 2005. The increase in operating expenses during 2006 was largely due to businesses expansion, increased spending on R&D, FAS 123(R) non cash stock compensation expense, and extra advisory fees in connection with our August 2006 debt fundraising, Stock compensation expense totaled approximately $918,088 or $ $0.05 diluted share in the year ended December 31, 2006. In the year ended December 31, 2005, no expense was recorded as we did not have any stock options awarded during that period that had material intrinsic value.

Other Income (net)

Other income decreased to loss of $1.91 million in 2006 from gain of $.035 million in 2005. Changes in Other income mainly included a gain on the sale of marketable securities during 2006 and our increased interest expense. The total proceeds from the sale of marketable securities were $1,093,165 during the year ended December 31, 2006 and the realized gain was $577,071 during the year ended December 31, 2006. The Company determines cost on specific identification method. All marketable securities held in 2005 were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. As of December 31, 2006, the Company did not have any marketable securities on hand.

Interest Expense (net)

Interest expense for 2006 was $2.45 million compared to interest income $.035 million in 2005. The increase is solely attributable to debt service on the Company’s $50.0 million aggregate principal amount of Notes issues on August 31, 2006. The interest on the Notes is paid semi-annually to the Note holders commencing March 1, 2007

Change in Fair Value of the Warrants

The gain is on the Warrants issued in connection with the Notes on August 30, 2006. The Warrants are recorded at fair value on the Company’s balance sheet as of December 31, 2006. The Company believes that, in light of its obligations under the registration rights agreement signed in connection with the issuance of Warrants, the Warrants and the registration rights agreement are combined agreements as outlined in EITF 00-19, EITF 05-4, and FAS 133. This registration rights agreement is deemed a derivative under FAS 133 and, when combined with the Warrants, causes both instruments to fail the equity classification criteria in EITF 00-19 and, more specifically, the requirement that the Company may only deliver registered shares in connection with the exercise of the Warrants. In accordance with EITF 00-19, the Warrants have been included as a liability and were originally valued at fair value on the date of issuance. Subsequent to the initial recording, the change in the fair value of the combined Warrants and registration rights agreement, determined under the Black-Scholes option pricing formula, at each reporting date will result in either an increase or decrease in the amount recorded as a liability, with a corresponding adjustment to other income/expense and reported as non-cash charges or credits to earnings. In measurement periods where our stock price rises, we are likely to record a loss due the change in fair value of the Warrants. Conversely, in measurement periods where our stock price falls, we are likely to record a gain due the change in fair value of the Warrants.

Gain from the change in fair value from revaluation of Warrants was $6.35 million for 2006. The gain recorded for 2006 is driven by a reduction in the Company’s stock price from time of issuance on August 30, 2006 to December 31, 2006, the period after which the derivates were granted during the year. There was no such gain or loss on Warrants for the fiscal year ended December 31, 2005.

Net Income

Reported Net Income for 2006 was $18.44 million compared to $10.0 million for 2005. Net margin increased to 45.6% for 2006 from 42% in 2005. The increase was driven mainly by increased sales volumes of our motor products, and the non cash gain from the change in fair value of warrants. Diluted earnings per share, which include the non cash gain from fair value of warrants, grew to $1.01 in 2006 compared to $0.67 in 2005. Our total diluted share count at the end of 2006 was 18,306,569 compared to 15,143,891 at the end of 2005. The increase was driven by warrants granted to investors and options granted to employees during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had $67.3 million in cash and cash equivalents. The Company had net cash flows provided by operations of $16.9 million for the twelve month period ended December 31, 2006, as compared to net cash provided by operations of $0.876,million in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to net income.

Cash flows used investing activities were $4.48 million in the twelve month period ended December 31, 2006 compared with a net usage of $2.56 million in the corresponding period last year. The usage in the current period was mainly due to investments in intangibles as well as property and equipment while offset by the proceeds from the sale of marketable securities during 2006.

The Company had a net increase in cash and cash equivalent of $61.6 million for the year as compared to a net increase of $3.33 million in the corresponding period last year. Our net increase in cash & cash equivalents during the twelve month period ended December 31, 2006 was due mainly to the net funds raised through the our financing related to our financing dated August 30, 2006 and the increased cash flow from operations.

On August 29, 2006, the Company, AEM, Citadel and Merrill Lynch entered into the Purchase Agreement relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Notes and (b) fully detachable Warrants to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006 (the “Indenture”), entered into among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the 2012 Notes, which mature on September 1, 2012, and Merrill Lynch subscribed to $12.0 million of the principal amount of the 2010 Notes, which mature on September 1, 2010. Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

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

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. A revaluation of the RMB relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We do not engage in currency hedging, therefore inflation has not had a material impact on our business.

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

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Harbin Electric, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Harbin Electric, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Harbin Electric, Inc. and subsidiaries as of December 31, 2005 in the accompanying financial statements were audited by other auditors whose report dated March 16, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbin Electric, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephen Wurth Frazer and Torbet, LLP

Walnut, California
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Harbin Electric, Inc. & subsidiary

We have audited the accompanying consolidated balance sheets of Harbin Electric, Inc. and subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 16, 2006

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
CURRENT ASSETS:
Cash	$67,313,919	$5,739,019
Marketable securities	-	1,005,772
Accounts receivable, net of allowance for doubtful accounts of $44,552
and $29,248 as of December 31, 2006 and December 31, 2005, respectively	8,827,799	5,842,840
Inventories	583,287	1,343,031
Other receivables	27,991	-
Other receivables - related parties	44,998	-
Advances on inventory purchases	834,590	2,746,431
Total current assets	77,632,584	16,677,093

PLANT AND EQUIPMENT, net	9,219,534	7,438,197
OTHER ASSETS:
Debt issuance costs, net of amortization	2,757,155
Advance on intangible assets	2,585,977	-
Intangible assets, net of accumulated amortization	640,337	679,866
Other assets	123,234	-
Total other assets	6,106,703	679,866
Total assets	$92,958,821	$24,795,156

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$258,911	$189,029
Other payables	406,520	-
Accrued liabilities	107,263	-
Customer deposits	319,261	3,208
Taxes payable	556,943	-
Interest payable	1,122,000	-
Total current liabilities	2,770,898	192,237

NOTES PAYABLE, net of debt discount of $21,410,401	28,589,599	-
WARRANT LIABILITIES	16,568,080	-
Total liabilities	47,928,577	192,237

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
16,600,451 shares issued and outstanding	166	166
Paid-in-capital	12,252,064	11,297,676
Retained earnings	26,222,408	10,460,887
Statutory reserves	4,523,715	1,846,724
Accumulated other comprehensive income	2,031,891	997,466
Total shareholders' equity	45,030,244	24,602,919
Total liabilities and shareholders' equity	$92,958,821	$24,795,156

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES	$40,415,777	$23,643,664

COST OF SALES	20,754,282	12,083,957

GROSS PROFIT	19,661,495	11,559,707

RESEARCH AND DEVELOPMENT EXPENSE	1,491,316	750,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,175,944	845,443

INCOME FROM OPERATIONS	13,994,235	9,964,264

Other expense, net	5,196	-
Non-operating income	89,864	-
Non-operating expense	(130,638)	-
Gain on sale of marketable securities	577,071	-
Interest (expense) income, net	(2,450,248)	35,894
OTHER (EXPENSE) INCOME, NET	(1,908,755)	35,894
CHANGE IN FAIR VALUE OF WARRANTS	6,353,032	-

INCOME BEFORE PROVISION FOR INCOME TAXES	18,438,512	10,000,158
PROVISION FOR INCOME TAXES	-	-
NET INCOME	18,438,512	10,000,158
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on marketable securities	-	587,171
Foreign currency translation adjustment	1,034,425	512,540
COMPREHENSIVE INCOME	$19,472,937	$11,099,869
BASIC WEIGHTED AVERAGE NUMBER OF SHARES	16,600,451	14,934,667
BASIC EARNING PER SHARE	$1.11	$0.67
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	18,306,569	15,143,891
DILUTED EARNING PER SHARE	$1.01	$0.66

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional				Accumulated other
	Number of		Paid-in	Subscription	Statutory	Retained	comprehensive
	shares	stock	capital	receivable	reserves	earnings	income	Totals

BALANCE, January 1, 2005	12,000,000	$120	$6,623,581	(4,988,115)	$346,700	$1,960,753	$(102,245)	$3,840,794
Recapitalization on reverse acquisition	3,000,451	30	(30)					-
Subscription receivable exchange for property and equipment				4,862,256				4,862,256
Accrued interest on subscription receivable			(125,859)	125,859				-
Shares issued for cash	1,600,000	16	4,799,984					4,800,000
Unrealized gain on investment							587,171	587,171
Adjustment to statutory reserve					1,500,024	(1,500,024)		-
Net income						10,000,158		10,000,158
Foreign currency translation gain							512,540	512,540
BALANCE, December 31, 2005	16,600,451	$166	$11,297,676	-	$1,846,724	$10,460,887	$997,466	$24,602,919

Capital contribution			36,300					36,300
Stock based compensation			918,088					918,088
Adjustment to statutory reserve					2,676,991	(2,676,991)		-
Net income						18,438,512		18,438,512
Foreign currency translation gain							1,034,425	1,034,425
BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	-	$4,523,715	$26,222,408	$2,031,891	$45,030,244

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,438,512	$10,000,158
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	373,539	303,514
Amortization of intangible assets	93,889	52,899
Amortization of debt issuance cost	197,470	-
Amortization of debt discount	1,510,711	-
Loss on disposal of equipment	(1,945)	-
Bad debt expense	14,020	28,823
Realized gain on sale of marketable securities	(577,071)	-
Change in fair value of warrants	(6,353,032)	-
Stock based compensation	918,088	-
(Increase) decrease in assets:
Accounts receivable	(2,961,574)	(5,751,214)
Inventories	788,713	(1,049,840)
Other receivables	72,579	-
Other receivables - related parties	86,538	-
Advances on inventory purchases	1,959,588	(2,698,103)
Other assets	(130,972)	52,382
Increase (decrease) in liabilities:
Accounts payable	148,908	(42,745)
Other payables	401,533	-
Accrued liabilities	49,118	(19,605)
Customer deposits	309,462	-
Taxes payable	445,604	-
Interest payable	1,122,000
Other liabilities	7,590	-
Net cash provided by operating activities	16,913,268	876,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on intangible assets	(2,549,389)	-
Additions to intangible assets	(1,444,350)	(269,624)
Additions to property and equipment	(1,579,273)	(2,288,245)
Proceeds from sale of marketable securities	1,093,165	-
Net cash used in investing activities	(4,479,847)	(2,557,869)

CASH FLOWS FINANCING ACTIVITIES:
Net proceeds from debt issued	47,045,375	-
Net proceeds from issuance of shares	-	4,800,000
Repayments by related party	-	208,015
Capital contribution	36,300	-
Net cash provided by financing activities	47,081,675	5,008,015

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,059,804	201,801

INCREASE IN CASH	61,574,900	3,528,216

CASH, beginning of year	5,739,019	2,210,803

CASH, end of year	$67,313,919	$5,739,019

See report of independent registered public accounting firm.
The accompany notes are integral part of these consolidated statements.

Note 1 - Organization and description of business

Harbin Electric, Inc, (the “Company”) is a Nevada corporation, incorporated on July 9, 2003 under the name Torch Executive Services Ltd. The Company through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd. (“HTFE”), develops engineers, manufactures and sells a wide array of customized linear motors and other special motors.

HTFE was founded in the People’s Republic of China (PRC) in April 2003 under the name Harbin Tech Full Technology Development Co., Ltd. (“HTFTD”). On July 12, 2004, the Board of Directors of HTFTD approved to change the name of HTFTD to Harbin Tech Full Electric Co., Ltd. In August 2004, in order to establish a U.S. holding company for HTFE, the stockholders of HTFE exchanged all outstanding stock of HTFE for stock of a newly formed Delaware corporation Tech Full International, Inc. (“TFI”) and HTFE thereby became a wholly-owned subsidiary of TFI.

TFI was a Delaware corporation, incorporated on August 24, 2004. TFI was a non-operative holding company of HTFE.

On August 31, 2004, TFI entered into an agreement with all the shareholders of HTFE to exchange all of the outstanding stocks of TFI for all the outstanding stocks of HTFE. After the consummation of the agreement, the former shareholders of HTFE owned 1,500 shares of common stock of TFI, which represents 100% of TFI’s issued and outstanding shares. For U.S. Federal income tax purposes, the transaction is intended to be qualified as a tax-free transaction under section 351 of the Internal Revenue Code of 1986, as amended.

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

On January 24, 2005, TFI consummated a merger agreement with Torch Executive Services Ltd. (“Torch”), a Nevada corporation, under which Torch issued 8,000,000 shares of Torch to the shareholders of TFI, and under which TFI merged into Torch Subsidiary, Inc., a Delaware corporation (“TSI”) and an acquisition subsidiary of Torch, with TSI being the surviving entity. As a part of the merger, Torch cancelled 5,000,000 shares of its issued and outstanding stock owned by its former president.

The exchange of shares with Torch has been accounted for as a reverse acquisition under the purchase method of accounting since the former shareholders of TFI obtained control of Torch. Accordingly, the merger of the two companies has been recorded as a recapitalization of TFI, with TFI being treated as the continuing entity.

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

Joint Venture with Baldor Electric Company

On January 12, 2005, HTFE entered into an agreement with Harbin Tech Full Industry Co., Ltd. (“HTFI”), pursuant to which HTFI agreed to transfer all of its interests in a joint venture with Baldor Electric Company (“Baldor”) to HTFE. In exchange for the transfer of the interests in the joint venture, HTFE agreed to cause its publicly traded holding company to issue 1,000,000 shares of Harbin Electric, Inc.’s common stock to HTFI as a payment for the transfer of the joint venture interests. On May 12, 2005, HTFE and the Company signed a written Consent amending the Share Transfer Agreement whereby HTFE and the Company agreed that the Company is to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005.

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

The initial transaction was recorded at the carrying value in the books of HTFE in accordance with FAS 141 as the transaction was between entities under common control. On termination, the joint venture was deconsolidated, the initial transaction was reversed and no gain or loss was recorded. The joint venture had no operations during the year 2005. The shares contemplated in the transaction were never issued.

Note 2 - Accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of options using subjective assumptions including estimated length of time employees will retain their options before exercising them, forfeitures, and expected volatility of Company’s stock price over the expected term. Changes in these assumptions can materially affect the estimated fair value and the resulting expense. Actual results could differ from those estimates.

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric, Co., Ltd	Harbin, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation. The acquisition of HTFE on August 31, 2004 has been accounted for as a purchase and treated as a reverse acquisition which was described in Note 1 - Organization and description of business.

Cash and concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2006 and 2005, the Company had deposits in excess of federally insured limits total of $67,221,852 and $5,712,040, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $8,827,799 and $5,842,840 as of December 31, 2006 and 2005, respectively. The allowance for doubtful debts amounted to $44,552 and $29,249 as of December 31, 2006 and 2005, respectively.

Investment in marketable securities

Securities available for sale are carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income in the stockholders’ equity section of the balance sheet. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method.

The total proceeds from the sale of marketable securities were $1,093,165 during the year ended December 31, 2006 and the realized gain was $577,071 during the year ended December 31, 2006. The Company determines cost on specific identification method. All marketable securities held in 2005 were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. As of December 31, 2006, the Company did not have any marketable securities on hand.

Inventories

Inventory is composed of raw material for manufacturing electrical motors, work in process, and finished goods. Inventory is valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. The depreciation expense for the years ended December 31, 2006 and 2005 amounted to $373,539 and $303,514, respectively. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

In addition, our revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the years ended December 31, 2005 and 2006, such returns and allowances were $0. Should returns increase in the future, it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at December 31, 2006 and 2005, respectively.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments, since the enterprise is located in a specially designated region where it allows foreign enterprises 50% income tax reduction and a two-year income tax exemption and an additional 50% income tax reduction for the following three years.

According to the Provisional Regulations of the People’s Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempt from income tax from July 1, 2004 through December 31, 2007. The Company has been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2006	2005
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	-	-
Total provision for income taxes	-	-

The estimated tax savings for the year ended December 31, 2006 and 2005 amounted to $2,800,000 and $1,500,000. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $1.11 to $0.94 in 2006 and $0.67 to $0.55 in 2005.

Value added tax

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

VAT on sales and VAT on purchases amounted to $6,725,252 and $3,142,011 for the year ended December 31, 2006 and $3,987,100 and $1,972,000 for the year ended December 31, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the followings:

	2006	2005
VAT tax payable	$522,197	$-
Individual income tax payable	335	-
Business tax payable	6,538	-
Others misc tax payable	27,873	-
	$556,943	$-

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs were $259,975 and $110,955 for the year ended December 31, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense were $1,491,316 and $750,000 for the years ended December 31, 2006 and 2005, respectively.

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Foreign currency transactions and comprehensive income (loss)

The reporting currency of the Company is the US dollar. The functional currency of HTFE is the Chinese Renminbi. The financial statements of HTFE are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to $1,034,425 and $512,540 as of December 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006 and 2005 were 7.96 RMB and 8.18 RMB, respectively.

Recently issued accounting pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation applies to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized.

The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

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

Note 3 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

As a part of the merger on January 24, 2005, Torch was renamed to Harbin Electric, Inc. (the “Company”) and the Company declared a stock dividend of one-half share on each share of its common stock outstanding for all shareholders on record as of January 26, 2005. All per share data including earnings per share has been retroactively restated to reflect the stock split. Subsequently, the Torch Subsidiary changed its name to Advanced Electric Motors, Inc. (“AEM”).

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2006 and 2005:

	2006	2005
Net income for basic earnings per share	$18,438,512	$10,000,158

Weighted average shares used in basic computation	16,600,451	14,934,667
Diluted effect of stock options and warrants	1,706,118	209,224
Weighted average shares used in diluted computation	18,306,569	15,143,891
Earnings per share:
Basic	$1.11	$0.67
Diluted	$1.01	$0.66

At December 13, 2005, all options and warrants outstanding were included in diluted earnings per share. At December 31, 2006, 500,000 options and 480,000 warrants were excluded from the calculation because of their antidilutive nature.

Note 4 – Inventories

Inventories consist of the following at December 31:

	2006	2005
Raw and packing materials	$432,998	$99,197
Work in process	120,367	187,412
Finished goods	29,922	1,056,422
	$583,287	$1,343,031

Note 5 - Plant and equipment

Plant and equipment consist of the following at December 31:

	2006	2005
Buildings	$5,396,163	$5,120,020
Office equipment	203,188	185,745
Production equipment	803,854	558,099
Vehicles	129,938	173,236
Construction in progress	3,477,322	1,849,319
Total:	10,010,465	7,886,419
Less: accumulated depreciation	(790,931)	(448,222)
Property and equipment, net	$9,219,534	$7,438,197

Depreciation expense for the years ending December 31, 2006 and 2005 amounted to $373,539 and $303,514, respectively.

Note 6 - Major customers and vendors

Four major customers accounted for approximately 81% of the net revenue for the year ended December 31, 2006, with each customer individually accounting for 29%, 22%, 17%, and 13%, respectively. At December 31, 2006, the total receivable balance due from these customers was $7,422,000. Three major customers accounted for 69% of the net revenue for the year ended December 31, 2005. At December 31, 2005, the total receivable balance due from these three customers was $5,124,275.

Three major vendors provided approximately 56% of the Company’s purchases of raw materials for the year ended December 31, 2006, with each vendor individually accounting for 33%, 12%, and 11%, respectively. The Company’s accounts payable to these vendors was $0 at December 31, 2006. Four vendors provided approximately 89% of the Company’s raw materials for the year ended December 31, 2005. The Company did not have accounts payable to these vendors at December 31, 2005.

Note 7 — Intangible assets

Intangible assets consist of land use rights, patents and software. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for the amount of $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis of the 50 years.

The Company amortizes the patents and software over a 6 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2006, no impairment of intangible assets has been recorded.

Net intangible assets at December 31 were as follows:

	2006	2005
Land use rights	$356,484	$344,804
Patents	444,216	398,044
Less: accumulated amortization	(160,363)	(62,982
Intangible assets, net	$640,337	$679,866

Amortization expense for the years ended December 31, 2006 and 2005 amounted to $93,889 and $52,899 respectively.

Note 8 - Advance to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and R & D expenses. The advances to suppliers were $834,590 and 2,746,431 as of December 31, 2006 and 2005, respectively.

Note 9 - Advance on intangible assets

The advances to intangible assets as of December 31 consist of the following:

	2006	2005
Patent prepayment	$192,300	$-
Land used right prepayment	1,294,820	-
R&D prepayment	1,098,857	-
Advances on intangible assets	$2,585,977	$-

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million (“Fee”), 55%,($ 1,294,820) of which has been paid and 45% of which is payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location.

HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of December 31, 2006, the application of the land use lease is still in process

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

The R&D Agreement provides for a budget of approximately US$3.13 million (RMB 25 million), consisting of $1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS.  Of this amount, approximately $1,282,000 (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.625 million (RMB 5 million) will be invested prior to termination of the agreement in early 2009 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment for 28 months from the date it was approved, as of December 31, 2006, total of $183,143 has been amortized and netted with R&D prepayment to the amount of $1,098,857.

Note 10 - Financing

On August 29, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into an indicative financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006, entered into among the Company, as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, our subsidiary AEM has agreed, and all of the Company’s other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR, 5.36% at December 31, plus, 4.75%. In the event that the Company’s common stock shall not have been approved for listing on the NASDAQ Global Market or the NASDAQ Capital Market by July 1, 2007 and continue to be approved for listing as of such date (the “Listing Requirement”), the interest rate will increase by 2%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount.

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

On December 21, 2006, the Company obtained a waiver from Citadel to waive any and all claims to liquidated damages that may otherwise have accrued prior to February 28, 2007 due to the Company’s failure to appoint a senior financial officer. The Company appointed a senior financial officer on February 26, 2007.

On January 31, 2007, the Company’s common stock began trading on the NASDAQ stock market.

As security for the Notes, the Company and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, to secure the Notes with all of the shares of AEM common stock held by the Company as collateral.

The Warrants are governed by a warrant agreement, dated August 30, 2006, between AEM and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

In addition, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, pursuant to which Mr. Yang has agreed to vote his shares of the capital stock of the Company to elect up to two members of the Company’s board of directors designated by Citadel.

The Investors and Mr. Tianfu Yang also entered into a non-competition covenant and agreement, dated August 30, 2006, relating to Mr. Yang’s employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

In connection with the issuance of the Notes, the Company agreed to file a shelf registration statement covering the resale of the common stock underlying the Warrants. The Company agreed to use reasonable best efforts to cause the registration statement to be declared effective as soon as reasonably practical after the initial filing and to remain effective, subject to certain exceptions, during the life of Warrants. If there is no effective registration statement by March 30, 2007, the Company must pay a $250,000 liquidated damages penalty, payable pro-rata to the current holders of the Warrants, for each month until the registration statement become effective. This liquidated damages penalty is capped at $2 million. The registration statement was declared effective on February 9, 2007.

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

The Company believes that the face value of the Notes includes a significant discount, in that the rate of interest charged on the Notes is below a rate which the Company could have obtained in the open market if the Notes had been issued without the Warrants. The Company amortizes the discount on the Notes, which is equal to the value of the combined Warrants and registration rights agreement, as additional interest expense over the term of the Notes using the effective-interest method.

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

Subsequent to the initial recording, the change in the fair value of the combined Warrants and registration rights agreement, determined under the Black-Scholes option pricing formula, at each reporting date will result in either an increase or decrease the amount recorded as a liability, based on the fluctuations with the Company's stock price with a corresponding adjustment to other income/expense. At December 31, 2006, a gain totaling $6,353,032 was recognized in the accompanying income statement based on the decrease in fair value since issuance. At December 31, 2006, the fair value of the warrants totaled $16,568,080.

The fair value of the Warrants upon issuance totaled $22,921,112, was treated as a discount to the carrying value of the debt, and is amortized over the life of the loan using the effective interest method. $1,510,711 was amortized to interest expense during 2006. As of December 31, 2006, the unamortized debt discount totaled $21,410,401.

LONG-TERM DEBT
Principal amount	$50,000,000
Less unamortized discount	(21,410,401)
Long-term debt, net of unamortized discount	$28,589,599

Debt issuance costs totaled $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $197,470 was amortized to interest expense during 2006. As of December 31, 2006, the unamortized debt issuance costs totaled $2, 757,155.

Net interest expense for the year ended December 31, 2006 was comprised of the following:

2006
Interest expense on debt discount	1,510,711
Interest expense on debt issuance costs	197,711
Interest expense	1,053,396
Interest income	(311,570)
Interest expense, net	2,450,248

Note 11 - Commitments and contingencies

The Company entered into non-cancelable purchase commitments with its vendors. As of December 31, 2006 and 2005, the Company was obligated under the non cancelable commitments to purchase materials amounting to $1,130,000 and $793,000, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

Note 12 - Shareholder’s equity

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

On January 24, 2005 the Company declared a stock dividend of one-half share for each share of its stock outstanding to all stockholders of record as of January 26, 2005, after the Merger Agreement. The stock dividend was payable on January 27, 2005. The Company had a total of 16,600,451 shares of common stock outstanding as of December 31, 2005.

On January 12, 2005 HTFE entered into an agreement with Harbin Tech Full Industry Co., Ltd. (“HTFI”), a related party, pursuant to which HTFI agreed to transfer all of its interest in the joint venture with Baldor Electric Company to HTFE in exchange for 1,000,000 shares of the Company’s common stock.

On May 12, 2005, HTFE and the Company amended the Share Transfer Agreement whereby HTFE and the Company agreed that the Company was to issue 786,885 shares of the Company’s common stock for the transfer of HTFE’s interest in the joint venture, as opposed to the 1,000,000 shares as set forth in the original Share Transfer Agreement dated January 12, 2005. The shares had not been issued as of December 31, 2005.

As the transaction was between entities under common control, the transaction was recorded at the historical cost basis The Company issued shares at fair value equal to the recorded cost. On November 20 2005, HTFI, HTFE and the Company signed a written consent to terminate the Share Transfer Agreement.

On August 31, 2005, Harbin Electric, Inc. entered into Securities Purchase Agreements with institutional investors and other accredited investors to sell an aggregate of 1,600,000 shares of the Company’s common stock, par value $0.00001 at a price of $3.00 per share together with options to purchase an aggregate of 480,000 shares of common stock at $3.50 per share (the “Private Placement”).

The Private Placement was entered into pursuant to Regulation D of the Securities Act of 1933. The options have registration rights, however, there is no penalty or liquidated damages clause if the Company fails to register the shares upon exercise of the options. The Company is not obligated to buy back the options. Accordingly, in accordance with EITF 00-19, the options are classified as equity. The fair value of the options was calculated using the Black-Scholes options pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13%, dividend yield of 0% and expected term of 5 years.

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (AEM), a wholly-owned subsidiary of the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”), of which (i) Citadel subscribed to $38 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and (ii) Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), consisting of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of Common Stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of Common Stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of Common Stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. The offer and sale of the Notes and Warrants were made in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

Warrants

Following is a summary of the warrant activity:

Outstanding as of December 31, 2005	480,000
Granted	3,487,368
Forfeited	-
Exercised	-
Outstanding as of December 31, 2006	3,967,368

Following is a summary of the status of warrants outstanding at December 31, 2006:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	480,000	3.92	$3.50	480,000	$3.50
$10.84	525,830	5.67	$10.84	525,830	$10.84
$7.80	2,192,308	5.67	$7.80	2,192,308	$7.80
$7.80	769,230	2.67	$7.80	769,230	$7.80

Note 13 - Stock-based compensation plan

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

On September 26, 2005, the Company granted options (the “Options”) to purchase 250,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price $3.93 per share, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) have vested immediately. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day of the Effective Date and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility 66%; risk free interest rate 4.13%, dividend yield of 0% and expected term of 5 years. No estimate of forfeitures was made as the company has a short history of granting options.

In February 2006, the Company issued 480,000 options to employees and 20,000 options to two directors at an exercise price of $8.10 per share. The options vest over a period of three years and have a life of five years. The options were valued using the Black-Scholes option pricing model using the following assumptions: Volatility of 66%, risk free interest rate of 4.13% , dividend yield of 0% and expected life of 5 years. No estimate of forfeitures was made as the company has a short history of granting options.

The Company adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense recognized in the twelve month period ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. and the fair value of options granted before January 1, 2006 that have vested during the year ended December 31, 2006.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the company’s employee stock option and purchase plans.

Following is a summary of the stock option activity:

	Options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	400,000	$3.55	$1,818,409
Granted	500,000	$8.10	$-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2006	900,000	$6.11	$1,818,409

Following is a summary of the status of options outstanding at December 31, 2006:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.10	150,000	3.34	$3.10	140,625	$3.10
$3.93	250,000	1.99	$3.93	116,666	$3.93
$8.10	500,000	4.35	$8.10	152,778	$8.10

Impact of adoption of SFAS No. 123R in 2006

Stock compensation expense pursuant to SFAS No. 123R totaled approximately $918,088 or $0.06 per basic share and $0.05 diluted share in the year ended December 31, 2006. In the year ended December 31, 2005, no expense was recorded pursuant to APB No. 25 as the Company did not have any stock options awarded during that period that had material intrinsic value. If the company had recorded compensation expense pursuant to SFAS 123R, expenses would have increased approximately $337,000 or $0.02 per basic and diluted share in the year ended December 31, 2005.

Methods of estimating fair value

Under both SFAS No. 123R and under the fair value method of accounting under SFAS No. 123 (i.e., SFAS No. 123 Pro Forma), the fair value of restricted stock is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes model.

Significant assumptions used to estimate fair value

Under SFAS No 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense recognized in 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Notes 14 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for interest and $0 for income tax for the year ended December 31, 2006 and 2005, respectively. Additionally, during 2005, cash flows from investing and financing activities exclude fixed assets received to settle $4,862,256 of subscriptions receivable.

Notes 15 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund, common welfare fund, and the enterprise fund. These statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2006 and 2005, the Company transferred $1,784,661 and $1,000,016, respectively, representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. For the years ended December 31, 2006 and 2005, the Company transferred $892,330 and $500,008, respectively, representing 5% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund during 2006.

Note - 16 Employee pension

The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part paid by the employees is 8% of actual salary with the same minimum requirement. The Company made $24,480 contributions of employment benefits, including pension in the year ended December 31, 2006. The Company made $12,773 in contributions of employment benefits, including pension in the year ended December 31, 2005.

Note 17 - Current vulnerability due to certain concentrations

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 18 - Legal proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of December 31, 2006.

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

Note 19 - Subsequent events

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 14, 2006, the Company dismissed Kabani & Company, Inc. (“Kabani”) as our independent registered public accounting firm. The decision was approved by our Board of Directors.

The report of Kabani on our financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion. During our fiscal years ended December 31, 2005 and 2004 and the subsequent interim periods preceding the termination, there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kabani would have caused Kabani to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

Effective December 14, 2006, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”), was engaged as our new independent registered accounting firm. During the two most recent fiscal years and the interim period preceding the engagement of Moore Stephens, we have not consulted with Moore Stephens regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Subsequent to the Evaluation Date, the Company hired a senior financial officer who is a certified public accountant knowledgeable and experienced in Generally Accepted Accounting Principles of the United States and public company reporting requirements. We expect to further enhance our internal controls throughout the upcoming reporting periods, taking corrective actions wherever deficiencies are noted.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

Tianfu Yang, Chairman & Chief Executive Officer

Since January 24, 2005, Mr. Tianfu Yang, age 45, has been the Chairman of the Board and CEO of Harbin Electric. From May 2003 until now, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until now, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was the President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Helongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. From 1978 to 1979, he was a professional member in the Heilongjiang Province Aeromodelling Team, twice becoming free-style aeromodelling champion in national competition. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also the People’s Representative of the City of Harbin.

Suofei Xu, Vice-President & Board Member

Since January 24, 2005, Mr. Suofei Xu, age 42, has been a director and Vice President of Harbin Electric. From 2003 until present, Mr. Xu has been the Vice President of Harbin Tech Full Electric Co., Ltd. From 2003 until present, he has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 2001 to 2003, he was an investment manager for Shenzhen Capital Group Co., Ltd. From 1997 to 2001, he worked at Guangfa Securities Co., Ltd as a project manager. From 1991 to 1997, Mr. Xu worked as the Section Chief for system allocation reform of the Harbin Economic System Reform Committee. Mr. Xu graduated in 1988 from FuDan University with a B.A. in Law.

Chan Ching Chuen, Board Member, Chairman of Nominating Committee

Mr. Ching Chuen Chan, age 70, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Mr. Chan is an Honorary Professor at Hong Kong University’s Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions such as University of Hong Kong, Imperial College, London, Zhejiang University, Grenoble Polytechnic, France, Massachusetts Institute of Technology, USA and Tsing Hua University, Beijing among others. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE lecturing on electric vehicles worldwide and in 2000 was awarded the IEE International Lecture Medal. In 2001, he was selected as one of Asia’s Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as advisor to government agencies and active in the National Committee of Chinese People’s Political Consultative Conference. Mr. Chan graduated from Tsing Hua University in 1959 with an MSc in Electrical Engineering later achieving his PhD in 1982 from University of Hong Kong. From 1959 through 1966, Mr. Chan started his career lecturing at China University of Mining & Technology. From 1967 through 1976, Mr. Chan occupied the position of Chief design Engineer post at the Shanghai Electric Machines Works.

Patrick McManus, Board Member, Chairman of Audit Committee

Mr. Patrick McManus CPA, J.D., age 52, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Harbin Electric. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (“USCM”) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and as a member of  the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an M.B.A from Suffolk University.

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

Feng Bai, Board Member

Mr. Feng Bai, age 36, joined Harbin Electric’s Board of Directors in 2006 as an independent board member. Mr. Bai founded Lighthouse Consulting Ltd. in Hong Kong in February 2003 and has been its Managing Director since its founding. Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in China. Since 1999, Mr. Bai has been involved in the trading and distribution business in China. From 1997 to 1999, Mr. Bai was employed by the investment banking division of Banco Santander, focusing on clients and transactions in Asia. Mr. Bai received his M.B.A. degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a B.S. in Finance/Investment and International Business Administration.

Yunyue Ye, Board Member

Mr. Yunyue Ye, age 54, joined Harbin Electric’s Board of Directors in 2006 as an independent board member. Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University, where he has taught for the past six years. Mr. Ye also currently serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the China Electrotechnical Society. Mr. Ye graduated from Zhejiang University in 1978.

Oliver Weisberg, Board Member

Mr. Oliver Weisberg, age 34, is Managing Director and Head of the Special Situations Asia Group at Citadel Investment Group (Hong Kong) Limited, an alternative investment firm.  He is responsible for all high yield, convertible, private, and special situation investments across Asia, including Japan.  Prior to joining Citadel, Mr. Weisberg was the head of the distressed investment business at Deutsche Bank in Hong Kong from 2004 to 2006.  Prior to joining Deutsche Bank, Mr. Weisberg was an Executive Director at Goldman Sachs & Co. in the Asian Special Situations Group in Hong Kong.  Mr. Weisberg graduated with a B.A. from Harvard College.  He also spent one year doing advanced Chinese language work at the Stanford Center at Taiwan National University.  Mr. Weisberg sits on the Board of Directors of Coastal Greenland Limited, a Hong-Kong-listed property developer, and Golden State Environment Corporation, a leading China-based water and waste treatment services provider. Mr. Weisberg has been designated by Citadel Equity Fund, Ltd. (“CEF”) as a nominee for election to the Board of Directors pursuant to the terms of the Voting Agreement, dated as of August 30, 2006, among the Company, CEF and Mr. Tianfu Yang (the “Voting Agreement”).   A copy of the Voting Agreement is included as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2006. Mr. Weisberg was elected to the board of directors on November 17, 2006.

 Tianli Yang, Vice-President

Since January 24, 2005, Tianli Yang, age 43, has been Vice President of Harbin Electric. From 2003 until now, he was the vice president of Harbin Tech Full Electric Co., Ltd. From 2000 until now, Mr. Yang has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 1985-2000 he was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Heilongjiang University in 1985 with a BA in Chinese Language & Literature.

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

Family Relationships.

Mr. Tianfu Yang and Mr. Tianli Yang are brothers.

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

Audit Committee.

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our audit committee consists of Patrick McManus, CPA (Chairman), David Gatton, and Feng Bai. We have designated Patrick McManus, CPA as our audit committee financial expert and have determined that Mr. McManus is independent under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”).

	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All other compensation (2) ($)	Total ($)

Tianfu Yang, CEO	2006	10,460	0	11,880 (3)	0	22,340
	2005	8,000	0	—	0	8,000
Zedong Xu, CFO	2006	10,460	0	7,920 (4)	0	18,380
	2005	8,000	0	—	0	8,000
Suofei Xu, Vice President	2006	10,460	0	7,920 (5)	0	18,380
	2005	8,000	0	—	0	8,000
Tianli Yang, Vice President	2006	10,460	0	7,920 (6)	0	18,380
	2005	8,000	0	—	0	8,000

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2) The aggregate amounts of perquisites and other personal benefits paid to the Named Executive Officers does not exceed the greater of $25,000 or 10% of all items included in the Summary Compensation Table.

(3) Mr. Tianfu Yang received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, 10,000 of which vested and were exercisable as of December 31, 2006.

(4) Mr. Zedong Xu received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 6,667 of which vested and were exercisable as of December 31, 2006.

(5) Mr. Suofei Xu received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 6,667 of which vested and were exercisable as of December 31, 2006.

(6) Mr. Tianli Yang received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 6,667 of which vested and were exercisable as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Tianfu Yang, CEO	10,000	20,000 (1)	0	$8.10	2/ 6/11
Zedong Xu,CFO	6,667	13,333 (2)	0	$8.10	2/ 6/11
Suofei Xu, Vice President	6,667	13,333 (3)	0	$8.10	2/ 6/11
Tianli Yang, Vice President	6,667	13,333 (4)	0	$8.10	2/ 6/11

(1) These options will vest in twelve equal quarterly installments over a three year period commencing on May 6, 2006.

(2) These options will vest in twelve equal quarterly installments over a three year period commencing on May 6, 2006.

(3) These options will vest in twelve equal quarterly installments over a three year period commencing on May 6, 2006.

(4) These options will vest in twelve equal quarterly installments over a three year period commencing on May 6, 2006.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2006 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)		All Other Compensation ($) (2)	Total ($)
Ching Chuen Chan	7,537	0	(3)	0	7,537
David Gatton	24,000	3,960	(4)	0	27,960
Patrick McManus	24,000	3,960	(5)	0	27,960
Feng Bai	2,000	0		0	2,000
Oliver Weisberg	0	0		0	0
Yunyue Ye	0	0		0	0

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2) The aggregate amounts of perquisites and other personal benefits paid to the Company’s directors does not exceed $10,000.

(3) During the fiscal year ended December 31, 2005, Mr. Ching Chuen Chan received a stock option award of 50,000 shares at an exercise price of $3.10 per share all of which have vested and are currently exercisable.

(4) Mr. David Gatton received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 3,333 of which vested and were exercisable as of December 31, 2006.  During the fiscal year ended December 31, 2005, Mr. David Gatton received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable

(5) Mr. Patrick McManus received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 3,333 of which vested and were exercisable as of December 31, 2006.  During the fiscal year ended December 31, 2005, Mr. Patrick McManus received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable.

Our directors receive monthly cash compensation for their services as members of the Board of Directors.

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

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company’s 2005 Stock Option Plan, pursuant to written agreements (the “Agreements”). Each of these options terminates five (5) years from the date of grant. Per each of the Agreements, options shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to each of these Options became exercisable immediately as of the date of the Agreements; and (ii) the balance of the shares of stock subject to these Options shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of stock subject to this Option. The first such installment became exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such shares becoming exercisable as of such date. An additional 3,125 of such shares became exercisable on the last day of each of the second, third and fourth quarters of 2005 and on the last day of each of the first, second and third quarters of 2006. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of Directors of the Company, in their sole and absolute discretion) at $3.10 per share (the “Exercise Price”), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

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

On February 6, 2006, the Company granted options to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $8.10, the closing price on February 6, 2006. These options will vest in twelve equal quarterly installments over a three year period commencing on May 6, 2006. These options will expire on February 6, 2011.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	900,000	$6.11	600,000
Total	900,000	$6.11	600,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i)	each person known to beneficially own more than five percent of our common stock;

(ii)	each of our officers, directors and nominees for election as director; and

(iii)	all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	9,762,500	(2)	58.8%

Common Stock	Suofei Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	608,333	(3)	3.7

Common Stock	Tianli Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	608,333	(4)	3.7

Common Stock	Zedong Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	458,333	(5)	2.8

Common Stock	Ching Chuen Chan Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	50,000	(6)	0.3

Common Stock	Patrick McManus Harbin Electric, Inc. 2 Penn Center, Suite 1306 Philadelphia, PA 19102	54,167	(7)	0.3

Common Stock	David Gatton Harbin Electric, Inc. 2 Penn Center, Suite 1306 Philadelphia, PA 19102	54,167	(8)	0.3

Common Stock	Feng Bai Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	86,667	(9)	0.5

Common Stock	Yunyue Ye Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	45,000		0.3

Common Stock	Oliver Weisberg Citadel Equity Fund Ltd. c/o Citadel Investment Group (Hong Kong) Limited Chater House, 18th Floor 8 Connaught Road Central, Hong Kong	11,658,043	(10)	70.2

Common Stock	First Wilshire Securities Management, Inc.	1,061,782	(11)	6.4

Common Stock	Citadel Equity Fund Ltd.	11,658,043	(12)	70.2

Common Stock	Shares of all directors and executive officers as a group (10 persons)	13,623,043	(13)	82.1

(1)	Based on 16,600,451 shares of common stock currently outstanding as of December 31, 2006.

(2)	Includes options to acquire 12,500 shares of common stock exercisable within 60 days of December 31, 2006.

(3)	Includes options to acquire 8,333 shares of common stock exercisable within 60 days of December 31, 2006.

(4)	Includes options to acquire 8,333 shares of common stock exercisable within 60 days of December 31, 2006.

(5)	Includes options to acquire 8,333 shares of common stock exercisable within 60 days of December 31, 2006.

(6)	Includes options to acquire 50,000 shares of common stock exercisable within 60 days of December 31, 2006.

(7)	Includes options to acquire 54,167 shares of common stock exercisable within 60 days of December 31, 2006.

(8)	Includes options to acquire 54,167shares of common stock exercisable within 60 days of December 31, 2006.

(9)
Includes 66,667 shares held of record and options to acquire 20,000 shares of common stock exercisable within 60 days of December 31, 2006, held by Lighthouse Consulting Limited, an affiliate of Mr. Bai Feng, who may be deemed to beneficially own the shares.

(10)
Includes 11,658,043 shares of common stock that Citadel Equity Fund Ltd. may be deemed to beneficially own. Mr. Weisberg is a Managing Director and Head of the Special Situations Asia Group at Citadel Investment Group (Hong Kong) Limited. Mr. Weisberg disclaims beneficial ownership of any such shares that Citadel Equity Fund Ltd. may be deemed to beneficially own.

(11)
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

(12)
Citadel Limited Partnership, an Illinois limited partnership (“CLP”), Citadel Investment Group, L.L.C., a Delaware limited liability company (“CIG”), Citadel Investment Group (Hong Kong) Limited, a Hong Kong company (“CIGHK”), Kenneth Griffin, a natural person (“Griffin”), Citadel Wellington LLC, a Delaware limited liability company (“CW”), Citadel Kensington Global Strategies Fund Ltd., a Bermuda company (“CKGSF”) and Citadel Equity Fund Ltd., a Cayman Islands company (“CEF,” and collectively, together with CLP, CIG, CIGHK, Griffin, CW and CKGSF, the “Citadel Group”) filed an amendment to its Schedule 13D with the Securities and Exchange Commission (the “SEC”) on December 6, 2006 in which the Citadel Group reported beneficial ownership of 11,653,043 shares of common stock, consisting of sole voting power over no shares of common stock, shared voting power of 11,653,043 shares of common stock, sole dispositive power over no shares of common stock and shared dispositive power over 1,895,543 shares of common stock and which included 9,757,000 shares of the common stock beneficially owned by Tianfu Yang, including 7,500 shares that Mr. Yang may acquire upon exercise of options within 60 days of the date thereof and, since then, Mr. Yang has become entitled to acquire an additional 12,500 shares upon the exercise of options within 60 days of December 31, 2006, over which the Citadel Group may be deemed to have shared voting power pursuant to a Voting Agreement, dated as of August 30, 2006, among Citadel Equity Fund Ltd., the Company and Mr. Yang. Pursuant to the terms of the Voting Agreement, Mr. Yang has agreed to vote all shares of the common stock of the Company owned by him (a) to ensure that up to two nominees of Citadel are elected to the Board of Directors (b) to ensure that the size of the Company’s board of directors is sufficient to permit the appointment and/or election of the Citadel nominees and (c) to ensure that the total size of the Company’s board of directors does not exceed ten (10) members at any time. The business address for the Citadel Group is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(13)	Includes aggregate options to acquire 215,833 shares of common stock and warrants to acquire 1,895,543 shares of common stock, in each case exercisable within 60 days of December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been, since January 1, 2006, nor is there currently pending, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest.

The Company has determined that the following directors are independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended: David Gatton, Patrick McManus, Feng Bai, Yunyue Ye, and Ching Chuen Chan.

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee. Our board of directors has determined that David Gatton, Patrick McManus, and Feng Bai, members of these committees, are “independent directors” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

The current committees and the committee members are listed below:

1.	Audit Committee: Patrick McManus, CPA (Chairman), David Gatton, and Feng Bai

2.	Nominating Committee: Ching Chuen Chan (Chairman), Patrick McManus, and David Gatton

3.	Compensation Committee: David Gatton (Chairman), Patrick McManus, and Feng Bai.

ITEM 13. EXHIBITS.

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.16 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press release.	Filed herewith as Exhibit 99.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2006, the aggregate audit fees billed by our independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP, for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2006	$220,000	$—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

During the fiscal years ended December 31, 2005 and 2006, the aggregate audit fees billed by our former independent registered public accounting firm, Kabani & Company, Inc., for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2005	$60,000	$7,500	2,500	—
2006	$22,500	$—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

All of the fees paid to Kabani & Company, Inc. and Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2005 and 2006, described above were pre-approved by the audit committee.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March, 2007.

Harbin Electric, Inc.

By: /s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 7, 2007	/s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: March 7, 2007	/s/ Zedong Xu
Zedong Xu Chief Financial Officer (Principal Accounting Officer)

Date: March 7, 2007	/s/ Suofei Xu
Suofei Xu Vice President and Director

Date: March 7, 2007	/s/ Ching Chuen Chan
Ching Chuen Chan Director

Date: March 7, 2007	/s/ Patrick McManus
Patrick McManus Director

Date: March 7, 2007	/s/ David Gatton
David Gatton Director

Date: March 7, 2007	/s/ Feng Bai
Feng Bai Director

Date: March 7, 2007	/s/ Yunyue Ye
Yunyue Ye Director

Date:
Oliver Weisberg Director

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.16 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press release.	Filed herewith as Exhibit 99.1.