Form 10QSB
period 2007-03-31
Harbin Electric, Inc
filed 2007-05-15
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2007: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash	$56,967,862	$67,313,919
Accounts receivable, net of allowance for doubtful accounts of $45,004
and $44,552 as of March 31, 2007 and December 31, 2006, respectively	9,389,005	8,827,799
Inventories	887,522	583,287
Other receivables	191,393	27,991
Other receivables - related parties	51,800	44,998
Advances on inventory purchases	1,537,630	834,590
Total current assets	69,025,212	77,632,584

PLANT AND EQUIPMENT, net	9,494,133	9,219,534

OTHER ASSETS:
Debt issue costs, net of amortization	2,634,046	2,757,155
Advances on equipment purchases	12,522,108	-
Advance on intangible assets	2,266,597	2,585,977
Intangible assets, net of accumulated amortization	836,546	640,337
Other assets	272,628	123,234
Total other assets	18,531,925	6,106,703

Total assets	$97,051,270	$92,958,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$171,409	$258,911
Other payables	409,587	406,520
Accrued liabilities	123,289	107,263
Customer deposits	331,010	319,261
Taxes payable	339,830	556,943
Interest payable	-	1,122,000
Total current liabilities	1,375,125	2,770,898

NOTES PAYABLE, net of debt discount $20,277,368 and $21,410,401 as of
March 31, 2007 and December 31, 2006, respectively	29,722,632	28,589,599

WARRANT LIABILITIES	-	16,568,080

Total liabilities	31,097,757	47,928,577

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
16,600,451 shares issued and outstanding	166	166
Paid-in-capital	35,419,635	12,252,064
Retained earnings	23,273,438	26,222,408
Statutory reserves	4,523,715	4,523,715
Accumulated other comprehensive income	2,736,559	2,031,891
Total shareholders' equity	65,953,513	45,030,244
Total liabilities and shareholders' equity	$97,051,270	$92,958,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006
REVENUES	$13,626,214	$8,878,658

COST OF SALES	6,768,286	4,604,922

GROSS PROFIT	6,857,928	4,273,736

RESEARCH AND DEVELOPMENT EXPENSE	217,840	322,589

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,514,463	794,176

INCOME FROM OPERATIONS	5,125,625	3,156,971

Other income, net	(2,456)	(54,062)
Non-operating (income)	(6,321)	-
Realized (gain) loss on sale of marketable securities	-	(571,143)
Amortization expense of debt discount	1,133,033	-
Interest expense (income), net	597,306	(12,321)
OTHER EXPENSE (INCOME), NET	1,721,562	(637,526)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,404,063	3,794,497

PROVISION FOR INCOME TAXES	-	-

NET INCOME	3,404,063	3,794,497

OTHER COMPREHENSIVE INCOME:
Unrealized loss on marketable securities	-	587,171
Foreign currency translation adjustment	704,668	241,743

COMPREHENSIVE (LOSS) INCOME	$4,108,731	$3,449,069

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	16,600,451	16,600,451

BASIC EARNING PER SHARE	$0.21	$0.23

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	18,016,627	16,700,451

DILUTED EARNING PER SHARE	$0.19	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Retained earnings		Accumulated
	Number	Common	Additional Paid-in	Statutory	Unrestricted retained	other comprehensive
	of shares	stock	capital	reserves	earnings	income	Totals

BALANCE, January 1, 2006	16,600,451	$166	$11,297,676	$1,846,724	$10,460,887	$997,466	$24,602,919

Stock based compensation			313,000				313,000
Adjustment to statutory reserve				569,174	(569,174)		-
Net income					3,794,497		3,794,497
Unrealized loss on investment						(587,171)	(587,171)
Reclassification adjustment						241,743	241,743
BALANCE, March 31, 2006, unaudited	16,600,451	$166	$11,610,676	$2,415,898	$13,686,210	$652,038	$28,364,988

Capital contribution			36,300				36,300
Stock based compensation			605,088				605,088
Adjustment to statutory reserve				2,107,817	(2,107,817)		-
Net income					14,644,015		14,644,015
Foreign currency translation gain						1,379,853	1,379,853
BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$4,523,715	$26,222,408	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113		(6,353,033)		16,568,080
Stock based compensation			246,458				246,458
Net income					3,404,063		3,404,063
Foreign currency translation gain						704,668	704,668
BALANCE, March 31, 2007, unaudited	16,600,451	$166	$35,419,635	$4,523,715	$23,273,438	$2,736,559	$65,953,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,404,063	$3,794,497
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	103,730	68,854
Amortization of intangible assets	22,946	-
Amortization of debt issuance cost	123,109	-
Amortization of debt discount	1,133,033	-
Realized gain on sale of marketable securities	-	(571,143)
Stock based compensation	246,458	313,000
(Increase) decrease in assets:
Accounts receivable	(637,101)	(2,054,991)
Inventories	(297,191)	741,419
Other receivables	(176,578)	-
Other receivables - related parties	(6,321)	-
Advances on inventory purchases	(692,308)	(447,757)
Other assets	(133,507)	3,377
Increase (decrease) in liabilities:
Accounts payable	(87,502)	-
Other payables	(1,906)	-
Accrued liabilities	14,882	344,488
Customer deposits	8,480	-
Taxes payable	(223,419)	-
Interest payable	(1,122,000)	-
Net cash provided by operating activities	1,678,868	2,191,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on intangible assets	331,350	-
Advances on equipment purchases	(12,530,558)	-
Additions to intangible assets	(198,998)	-
Additions to property and equipment	(284,156)	(65,203)
Net cash used in investing activities	(12,682,362)	(65,203)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from sale of marketable securities	-	1,093,165
Net cash provided by financing activities	-	1,093,165

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	657,437	84,037

(DECREASE) INCREASE IN CASH	(10,346,057)	3,303,743

CASH, beginning of period	67,313,919	5,739,019

CASH, end of period	$56,967,862	$9,042,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Note 2 - Accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimated the fair value of warrants using subjective assumptions including estimated length of time employees will retain their options before exercising them, forfeitures, and expected volatility of Company’s stock price over the expected term. Changes in these assumptions can materially affect the estimated fair value and the resulting expense. Actual results could differ from management’s estimates.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits totaling $56,853,800 and $67,221,852, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $9,389,005 and $8,827,799 as of March 31, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts amounted to $45,004 and $44,552 as of March 31, 2007 and December 31, 2006, respectively.

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

The realized gain was $571,143 for the three months ended March 31, 2006. The Company determines cost on specific identification method. All marketable securities were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. As of March 31, 2007, the Company did not have any marketable securities.

Inventories

Inventory is composed of raw material for manufacturing electrical motors, work in process, and finished goods. Inventory is valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. The depreciation expense for the periods ended March 31, 2007 and 2006 amounted to $103,730 and $68,854, respectively. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated
Useful Life
Buildings	20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2007, there were no significant impairments of its long-lived assets.

Stock-based compensation

The Company records stock based compensation expense pursuant to SFAS No 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under SFAS No. 1123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

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

In addition, our revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold.  For the three months ended March 31, 2007 and 2006 such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at March 31, 2007 and December 31, 2006, respectively.

The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Under the Income Tax Laws of PRC, the Company is generally subject to income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriated tax adjustments, since the enterprise is located in a specially designated region where the Income Tax Laws of PRC allows foreign enterprises 50% income tax reduction and a two-year income tax exemption and an additional 50% income tax reduction for the following three years.  According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempt from income tax from July 1, 2004 through December 31, 2007. The Company has been approved to have its tax rate reduced by 50% from January 1, 2008 to December 31, 2010.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods ended March 31, 2007 and 2006:

	MARCH 31,2007	MARCH 31,2006
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	33	33
Tax exemption	(33)	(33)
Total provision for income taxes	-%	-%

The estimated tax savings for the periods ended March 31, 2007 and 2006 amounted to $2,099,652 and $1,252,184. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $ 0.21 to $ 0.08 in 2007 and $ 0.23 to $ 0.15 in 2006.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements

Value added tax

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

VAT on sales and VAT on purchases amounted to $2,077,140 and $1,108,163 for the quarter ended March 31, 2007 and $1,497,460 and $633,981 for the quarter ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the followings:

	March 31, 2007	December 31, 2006
VAT tax payable	$315,652	$522,197
Individual income tax payable	302	335
Business tax payable	-	6,538
Others misc tax payable	23,876	27,873
Total	$339,830	$556,943

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs were $0 and $44,741 for the quarter ended March 31, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as property and equipment and depreciated over their estimated useful lives. Research and development expense were $217,840 and $322,589 for the quarters ended March 31, 2007 and 2006, respectively.

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

Foreign currency transactions and comprehensive income (loss)

The reporting currency of the Company is the US dollar. The functional currency of HTFE is the Chinese Renminbi. The financial statements of HTFE are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to $2,736,559 and $2,031,891 as of March 31, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.80 RMB at March 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the periods ended March 31, 2007 and 2006 were 7.75 RMB and 8.05 RMB to $1.00 USD, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Change in Accounting for Registration Rights Penalties:

On January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

In connection with the convertible debt and warrants issued in October 2006, the Company filed a registration statement with the Securities and Exchange Commission (SEC) to register for resale the common shares underlying the convertible debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period.

Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity without regard to the registration payment arrangement should be reclassified. The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through 1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and 2) reclassifying the warrants to equity at their fair value on the date of grant. The adjustment totaled $6,353,033 and was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on prior year financial statements.

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). The Company adopted Interpretation No. 48 on January 1, 2007. (See Note 2)

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In connection with issuance of Units in the private placement in February 2007, the Company has agreed to register the shares underlying the Units. In accordance with FSP EITF 00-19-2, the registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated.  This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period of the year in which this FSP is initially applied. We recorded an adjustment to retained earnings totaling $6,353,033 which equaled the gain recognized for the change in fair value of the warrants between the date the warrants were issued and December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Earnings per share

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

The following is a reconciliation of the basic and diluted earnings per share computations for the periods ended March 31, 2007 and 2006:

	2007	2006
Net income for basic and diluted earnings per share	$3,404,063	$3,794,497

Weighted average shares used in basic computation	16,600,451	16,600,451
Diluted effect of stock options and warrants	1,416,176	100,000
Weighted average shares used in diluted computation	18,016,627	16,700,451

Earnings per share:
Basic	$0.21	$0.23
Diluted	$0.19	$0.23

At December 31, 2006, 500,000 options (whose exercise price is $8.10 and vest through 2009) and 525,830 warrants (whose exercise price is $10.84) were excluded from the calculation because of their antidilutive nature. At March 31, 2007, 25,000 options (whose exercise price is $12.40 and vest through 2010) and 525,830 warrants (whose exercise price is $10.84) were excluded from the calculation because of their antidilutive nature.

Note 4 - Inventories

Inventories consist of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Raw and packing materials	$587,272	$432,998
Work in process	53,403	120,367
Finished goods	246,847	29,922
Total	$887,522	$583,287

Note 5 - Plant and equipment

Plant and equipment consist of the following at March 31, 2007 and December 31, 2006:

	2007	2006
Buildings	$5,450,453	$5,396,163
Office equipment	218,608	203,188
Production equipment	958,353	803,854
Vehicles	220,206	129,938
Construction in progress	3,549,158	3,477,322
Total:	10,396,778	10,010,465
Less: accumulated depreciation	(902,645)	(790,931)
Property and equipment, net	$9,494,133	$9,219,534

Depreciation expense for the periods ending March 31, 2007 and 2006 amounted to $103,730 and $68,854, respectively.

Note 6 - Major customers and vendors

Three major customers accounted for approximately 84% of the net revenue for the period ended March 31, 2007, with each customer individually accounting for 34%, 29%, 21%, respectively.  At March 31, 2007, the total receivable balance due from these customers was $3,942,174. Three major customers accounted for 79% of the net revenue for the period ended March 31, 2006, with each customer individually accounting for 29%, 27%, 23%, respectively.

Five major vendors provided approximately 86% of the Company’s purchases of raw materials for the period ended March 31, 2007, with each vendor individually accounting for 30%, 23%, 15%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 at March 31, 2007. Four vendors provided approximately 84%, with each vendor individually accounting for 55%, 13%, 8% and 8%, respectively, of the Company’s raw materials for the period ended March 31, 2006.

Note 7- Intangible assets

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for the amount of $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis of the 50 years.

The Company amortizes the patents and software over a 6 year period. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2007, no impairment of intangible assets has been identified or recorded.

Net intangible assets at March 31, 2007 and December 31, 2006 were as follows:

	2007	2006
Land use rights	$360,098	$356,484
Patents	659,757	444,216
Less: accumulated amortization	(183,309)	(160,363)
Intangible assets, net	$836,546	$640,337

Amortization expense for the periods ended March 31, 2007 and 2006 amounted to $22,946 and $0 respectively.

Note 8 - Advance to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $ 1,537,630 and $834,590 as of March 31, 2007 and December 31, 2006, respectively. Additionally, the Company made advances on equipment purchases totaling $12,522,108 as of March 31, 2007 and $0 as of December 31, 2006, respectively.

Note 9 - Advance for intangible assets

The advances for intangible assets as of March 31, 2007 and December 31, 2006 consist of the following:

	2007	2006
Patent prepayment	$-	$192,300
Land use right prepayment	1,307,950	1,294,820
Research and development prepayment	958,647	1,098,857
Advances on intangible assets	$2,266,597	$2,585,977

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million ("Fee"), 55%, ($1,294,820) of which has been paid and 45% of which is payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of March 31, 2007, the application of the land use lease is still in process.

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

The R&D Agreement provides for a budget of approximately $3.13 million (RMB 25 million), consisting of $1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS.  Of this amount, approximately $1,282,000 (RMB 10 million) has been invested to date by HTFE.

The balance of approximately $0.625 million (RMB 5 million) will be invested prior to termination of the agreement at the end of 2008 as testing and evaluation occurs. The Company has started to amortized the R&D prepayment based on the progress of the projects. A total of $323,353 has been amortized and netted with R&D prepayment to the amount of $958,647.

Note 10 - Financing

On August 29, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into an indicative financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50 million aggregate principal amount of the Company's Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006, entered into among the Company, as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, our subsidiary AEM has agreed, and all of the Company’s other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR, 5.20% at March 31, 2007 plus 4.75%. In the event that the Company’s common stock shall not have been approved for listing on the NASDAQ Global Market or the NASDAQ Capital Market by July 1, 2007 and continue to be approved for listing as of such date (the “Listing Requirement”), the interest rate will increase by 2%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount.

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

The Indenture contains numerous affirmative and negative covenants. The Indenture requires the payment of liquidated damages in the amount of (i) $750,000 if the Company’s common stock shall not have been approved for listing on the NASDAQ Global Market or the NASDAQ Capital Market by April 1, 2007 and if such listing is not being maintained as of such date, (ii) $1,500,000 if the Company’s common stock shall not have been approved for listing on the NASDAQ Global Market or the NASDAQ Capital Market by July 1, 2007 and if such listing is not being maintained as of such date, (iii) $2,500,000 if the Company shall not have engaged a permitted independent accounting firm by January 1 of each year and such engagement is in effect as of March 1 of such year, commencing with 2007; and (iv) $1,200,000 if a full time senior financial officer knowledgeable with respect to the capital markets in the United States and proficient in the English language shall not have been appointed within 120 days after August 30, 2006, with the same aggregate amount for each 120 day period thereafter during which such senior financial officer shall not have been appointed.

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

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrants holder at any time through the maturity date of such Warrant.

In addition, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, pursuant to which Mr. Yang agreed to vote his shares of the capital stock of the Company to elect up to two members of the Company’s board of directors designated by Citadel. On March 19, 2007, Citadel exercised its right to terminate that certain Voting Agreement dated August 30, 2006. The Company incurred no termination expenses or penalties in connection with the termination of the Voting Agreement.

The Investors and Mr. Tianfu Yang also entered into a non-competition covenant and agreement, dated August 30, 2006, relating to Mr. Yang's employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

In connection with the issuance of the Notes, the Company agreed to file a shelf registration statement by March 30, 2007 covering the resale of the common stock underlying the Warrants. The registration statement was effective on February 9, 2007.

On January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

In connection with the convertible debt and warrants issued in October 2006, the Company filed registration statement with the Securities and Exchange Commission (SEC) to register for resale the common shares underlying the convertible debt and warrants.

Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity, without regard to the registration payment arrangement, should be reclassified.

The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through 1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and 2) reclassifying the warrants to equity at their fair value on the date of grant. The adjustment totaled $6,353,033 was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on prior year financial statements.

The fair value of the warrants upon issuance totaled $22,921,112, was initially treated as a discount to the carrying value of the debt, would have been amortized over the life of the loan using the effective interest method. $1,133,033 and $1,510,711 was amortized to interest expense for the three months ended March 31, 2007 and for the year ended December 31, 2006, respectively. As of March 31, 2007, the unamortized debt discount totaled $20,277,368.

LONG-TERM DEBT
Principal amount	$50,000,000
Less unamortized discount	(20,277,368)
Long-term debt, net of unamortized discount	$29,722,632

Debt issuance costs totaled $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $123,109 was amortized to interest expense during the first quarter 2007. As of March 31, 2007, the unamortized debt issuance costs totaled $2,634,046.

Net, interest expense for three months ended March 31, 2007 and 2006 was comprised of the following:

	2007	2006
Interest expense on debt issuance costs	$123,109	$-
Interest expense	876,896	-
Interest income earned on cash deposits	(402,699)	12,321
Interest expense, net	$597,306	$12,321

Note 11 - Commitments and contingencies

The Company entered into non-cancelable purchase commitments with its vendors. As of March 31, 2007 and December 31, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $1,890,700 and $1,130,000, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

Note 12 - Shareholder’s equity

Warrants

Following is a summary of the warrant activity:

Outstanding as of December 31, 2006	3,967,368
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2007	3,967,368

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$ 3.50	480,000	3.92	$3.50	480,000	$3.50
$ 10.84	525,830	5.67	$10.84	525,830	$10.84
$ 7.80	2,192,308	5.67	$7.80	2,192,308	$7.80
$ 7.80	769,230	2.67	$7.80	769,230	$7.80

Note 13 - Options

In May 2005 the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	900,000	$6.11	$3,052,500
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2007	925,000	$6.28	$3,052,500

Following is a summary of the status of options outstanding at March 31, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.10	150,000	3.34	$3.10	150,000	$3.10
$3.93	250,000	1.99	$3.93	150,000	$3.93
$8.10	500,000	4.35	$8.10	152,778	$8.10
$12.40	25,000	2.92	$12.40	2,087	$12.40

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

The Company paid $1,998,896 for interest and $0 for income tax for the quarter ended March 31, 2007 and $0 for interest and $0 for income tax for the quarter ended March 31, 2006.

A total of $194,250 has been reclassified from advance on intangible assets as of December 31, 2006 to intangible assets as of March 31, 2007 and has no effect on cash flow.

Note - 15 Employee pension

The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $ 7,128 contributions of employment benefits, including pension in the period ended March 31, 2007. The Company made $5,065 in contributions of employment benefits, including pension in the period ended March 31, 2006.

Note 16 - Current vulnerability due to certain concentrations

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

Note 17 - Legal proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of March 31, 2007.

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

Note 18 - Subsequent event

On April 9, 2007, Harbin Electric, Inc. (the “Company”) entered into a Letter Agreement (the “Letter Agreement”) with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby the Company and Shelton agreed to work together through the Company’s newly formed, indirect wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The initial term of this arrangement shall run from April 9, 2007 until August 30, 2008. Pursuant to the terms of the Letter Agreement, during the initial term of this arrangement, Shelton shall be entitled to receive 49% of the profits earned by AAG. The joint cooperation between Harbin and Shelton in this business line may be extended, at the option of the Company, beyond the expiration of the initial term of the arrangement on the terms and subject to the conditions described in the Letter Agreement.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experienced growth in our revenues of over seventy one percent (71%) during the last fiscal year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. An expansion of our operations will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We have a substantial amount of debt. As of March 31, 2007, we had approximately $1.38 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

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

Three major customers accounted for 84% of the net revenue for the three months ended March 31, 2007. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 86% of the Company’s purchases of raw materials for the three months ended March 31, 2007. We currently obtain most of our raw materials from Acheng Relay Company Limited, Zhejiang Hongbo Wire and Cable Co., Jiangyin Chuangyi Special Insulation Material Co.. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 70% of our issued and outstanding common stock as of March 31, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses was $44,552 for the year ended December 31, 2006 and $45,004 for the three months ended March 31, 2007. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the year ended December 31, 2006 and for the three months ended March 31, 2007, such returns and allowances were $0 for each of the periods. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Change in Accounting Principle

On January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity without regard to the registration payment arrangement should be reclassified. The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through 1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and 2) reclassifying the warrants to equity at their fair value on the date of grant.

The adjustment totaled $6,353,033 and was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on prior year financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenue

For the three month period ended March 31, 2007, we generated net revenues of $13,626,214 compared to $8,878,658 during the three-month period ended March 31, 2006. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase for the three-month period ended March 31, 2007 was due to increased sales to our existing customers.

Gross Profit

The Company achieved a gross profit of $6,857,928 for the three months ended March 31, 2007 compared to $4,273,736 for the three months ended March 31, 2006. The increase is directly related to our increases in sales levels and improved mix of product sales. Gross margin, as a percentage of revenues, was 50.3% for the three months ended March 31, 2007 compared to 48.1% for the three months ended March 31, 2006. The gross margin percentage remains within is normal range and the change reflects a more favorable mix of products shipped in the first quarter of 2007 versus the corresponding period in 2006.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $1,732,303, or 12.7% of sales, for the three months ended March 31, 2007. This represents an increase of $615,538 compared to $1,116,765, or 12.6% of sales for the three months ended March 31, 2006. Aggregated Selling General and Administrative (SG&A) expenses of $1,514,463, or 11.1% of sales, compared to $794,176 or 8.9% for the three months ended March 31, 2006 SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants. The increase this period is due to our efforts to support an increased revenues level and related sales activity and additional stock based compensation expense.

Stock compensation expense measured in accordance with SFAS No.123-R totaled approximately $246,458 or $0.01 per basic share and $0.01 diluted share in the three month period ended March 31, 2007. In the three month period ended March 31, 2006 stock compensation expanse was $313,000 or $0.02 per basic and diluted share.

Amortization expense of debt discount

Amortization expense of debt discount increased to $1,133,033 during the quarter ended March 31, 2007 compared to $0 during the quarter ended March 31, 2006. The increase for the period was attributable to amortization of debt discount for the $50 million notes issued on August 30, 2006. As of March 31, 2007, the unamortized debt discount totaled $20,277,368.

Interest Expenses

Net interest expenses for the three month period ended March 31, 2007 were $597,306. Net interest expense for three months ended March 31, 2007 and 2006 was comprised of the amortization of debt issuance costs, accrued interest expense for the semiannual interest due in August on our $50 million debt, and offset by Interest income earned on cash deposits. We accrued $ 876,896 of interest expense during the three month period ended March 31, 2007, $123,109 was amortized to interest expense during the first quarter 2007, and net interest income earned on cash deposits was $402,699.

The Company paid $1,998,896 for interest and $0 for income tax for the quarter ended March 31, 2007 and $0 for interest and $0 for income tax for the quarter ended March 31, 2006.

Net Income

The Company's net income was $ 3,404,063 or 25% of sales for the three month period ended March 31, 2007, compared to $ 3,794,497 or 42.7% of sales for the three month period ended March 31, 2006. The decreased margin level for the three month period 2007 is attributed to interest expense, amortization of debt discount and higher SG&A.

Debt Financing

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

In addition, we are obligated to pay liquidated damages upon failure to complete certain events. They include:

(i) an aggregate amount of $750,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before April 9, 2007 if we have not obtained a listing of our common stock on either the Nasdaq Capital Market or the Nasdaq Global Market on or before April 1, 2007 and if we are not at that time currently maintaining such listing. On January 26, 2007, our Common Stock began trading on the Nasdaq Global Market.

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

(iii) an aggregate amount of $2,500,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before March 1 of each year, beginning March 1, 2007, if we have not appointed a new independent accounting firm from a list of pre-approved candidates by the January 1 immediately preceding each such March 1, and if an independent accounting firm identified as a pre-approved candidate in the indenture is not at each such March 1 engaged by us. On December 14, 2006, we appointed Moore Stephens Wurth Frazer and Torbet, LLP as our new independent certified public accountants.

(iv) an aggregate amount of $1,200,000 due and payable by us to the noteholders on a pro rata basis (proportionate to their holding of the Notes that are at that time outstanding) on or before the 125th day following the issuance date of the Notes, if we have not appointed a senior financial officer knowledgeable about the U.S. capital markets and proficient in English by the 120th day following the issuance date of the Notes, and the same aggregate amount for each subsequent 120-day period in which we fail to so comply. On December 21, 2006, the noteholders approved an extension of the time period (until February 28, 2007) by which we were obligated to have appointed a senior financial officer. On February 28, 2007, we appointed Ms. Joann Hu as our senior financial officer.

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

The Notes bear interest on the principal amount at the rate per annum, reset semi-annually, equal to (a) LIBOR plus 4.750% for the 2010 Notes and (b) LIBOR plus 3.350% for the 2012 Notes. The interest rate on the Notes is subject to increase pursuant to the provisions of the Indenture. The Company shall pay interest semi-annually in arrears on March 1 and September 1 of each year. Interest shall accrue from the most recent date to which interest has been paid on the Notes or, if no interest has been paid, from the date of issuance. If there is no existing default in the payment of interest, and if the Note is authenticated between a record date and the next succeeding interest payment date, interest shall accrue from such next succeeding interest payment date. [The first interest payment date shall be March 1, 2007]. The Company shall pay interest on overdue principal and premium, if any, from time to time at a rate that is 4% per annum in excess of the interest rate then in effect under the Indenture and the Notes. Interest shall be computed on the basis of a 360-day year of twelve 30-day months for the actual number of days elapsed. The interest rate on the Notes will in no event be higher than the maximum rate permitted by New York law as such rate may be modified by United States law of general application.

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

Equity Registration Rights Agreement

Pursuant to a Registration Rights agreement, we registered the shares underlying the warrants. The SEC declared the registration statement effective on February 9, 2007.

We agreed to indemnify each warrantholder against any losses, claims, damages or liabilities arising out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in, or a failure to state a material fact required to be stated in, the registration statement or related prospectus, and to provide reimbursement for any legal or other expenses reasonably incurred in connection with investigating or defending any such loss, claim, damage, liability or action. The Company, however, shall not be liable to the extent that such loss, claim, damage or liability arises out of or is based upon any untrue statement or omission made in the registration statement or related prospectus in reliance upon and in conformity with written information pertaining to such warrantholder and furnished to the Company by or on behalf of such warrantholder. In addition, a warrantholder shall not be indemnified to the extent that the prospectus was required to be delivered by such warrantholder and any such loss, claim, damage or liability of such warrantholder results from the fact that there was not sent or given to such person, at or prior to the written confirmation of the sale of such registrable securities to such person, a copy of the final prospectus if the Company had previously furnished copies to such warrantholder.

Voting Agreement

In addition, we, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, (the “Voting Agreement”) pursuant to which Mr. Yang agreed to vote his shares of the capital stock of the Company in whatever manner as shall have been necessary (i) to ensure the election of up to two nominees of Citadel to the Company’s board of directors (ii) to ensure that the size of the Company’s board of directors is sufficient to permit the appointment and/or election of the Citadel nominees and (iii) to ensure that the total size of the Company’s board of directors does not exceed ten (10) members at any time. As of March 19, 2007, both of the Citadel nominees had resigned from the Company’s board of directors. The decision by the Citadel nominees to resign was not the result of any disagreement with the Company on any matters relating to its operations, policies or practices. The Voting Agreement was terminated by Citadel on March 19, 2007. The Company incurred no termination expenses or penalties in connection with the termination of the Voting Agreement.

Noncompetition Covenant and Agreement

The Investors and Mr. Tianfu Yang also entered into a noncompetition covenant and agreement, dated August 30, 2006, relating to Mr. Yang's employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

Land Use Lease

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million (“Fee”), 55%,($ 1,294,820) of which has been paid and 45% of which is payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of March 31, 2007, the application of the land use lease is still in process.

Agreements with Shelton Technology LLC

On April 9, 2007, we entered into a Letter Agreement (the “Letter Agreement”) with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby we and Shelton agreed to work together through our newly formed, indirect wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The initial term of this arrangement shall run from April 9, 2007 until August 30, 2008. Pursuant to the terms of the Letter Agreement, during the initial term of this arrangement, Shelton shall be entitled to receive 49% of the profits earned by AAG. The joint cooperation between us and Shelton in this business line may be extended, at our option, beyond the expiration of the initial term of the arrangement on the terms and subject to the conditions described in the Letter Agreement.

Pursuant to the terms of the Letter Agreement, we have agreed to contribute to AAG up to $3,000,000 in separate installments ($1,200,000 by April 19, 2007, $800.000 by May 1, 2008 and $1,000,000 by March 31, 2009). Pursuant to the terms of the Letter Agreement, Shelton has assigned to AAG, all of its existing customer accounts. In addition, concurrently with its execution and delivery of the Letter Agreement, Shelton granted to AAG an exclusive, royalty-free worldwide license to its technology and intellectual property related to precision servo motor controllers for industrial automation, including research and development, design, manufacturing and testing. This license was granted to AAG pursuant to a License Agreement dated as of April 9, 2007 by and among Shelton, AAG, Dr Chen and Dr Luo.

In connection with the execution and delivery of the Letter Agreement, AAG entered into separate Employment Agreements with Dr Chen and Dr Luo. Pursuant to the terms of Dr Chen’s Employment Agreement, Dr Chen has agreed to serve as Research and Development Director of AAG. Pursuant to the terms of Dr Luo’s Employment Agreement, Dr Luo has agreed to serve as Chief Engineer of AAG.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $56,967,862 cash and cash equivalents. The Company had net cash flows provided by operations of $ 1,678,868 for the three month period ended March 31, 2007, as compared to net cash provided by operations of $2,191,744 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to working capital needs and interest expense. Cash flows used in investing activities was $12,682,362 in the three month period ended March 31, 2007 compared with a net usage of $65,203 in the corresponding period last year. The increase investing activity was due to prepayments related to new equipment purchases and investments in fixed assets. The Company had a net decrease in cash and cash equivalent of $10,346,057 in the current period as compared to a net increase of $ 3,303,743 in the corresponding period last year. Our net decrease in cash & cash equivalents during the three month period ended March 31, 2007 was mainly due to prepayments made for equipment purchases and the deceased cash flow from operations was due to working capital needs.

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

On April 9, 2007, we entered into a Letter Agreement with Shelton, Dr Chen and Dr Luo whereby we and Shelton agreed to work together through our newly formed, indirect wholly-owned subsidiary, AAG to design, develop and manufacture custom industrial automation controllers. The initial term of this arrangement shall run from April 9, 2007 until August 30, 2008. Pursuant to the terms of the Letter Agreement, during the initial term of this arrangement, Shelton shall be entitled to receive 49% of the profits earned by AAG. The joint cooperation between us and Shelton in this business line may be extended, at our option, beyond the expiration of the initial term of the arrangement on the terms and subject to the conditions described in the Letter Agreement.

Pursuant to the terms of the Letter Agreement, we have agreed to contribute to AAG up to $3,000,000 in separate installments ($1,200,000 by April 19, 2007, $800.000 by May 1, 2008 and $1,000,000 by March 31, 2009).

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of March 31, 2007.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the First Quarter Ended March 31, 2007	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2007:

(i)	Form 8-K/A filed on January 4, 2007 disclosing the changes in the Company’s independent certified public accountants;

(ii)	Form 8-K filed on January 26, 2007 disclosing the Company issued a press release announcing that its common stock has been approved for listing on the NASDAQ Stock Market;

(iii)	Form 8-K filed on February 28, 2007 disclosing the Company’s entry into an employment agreement with Ms. Joann Hu pursuant to which she was appointed senior financial officer of the Company;

(iv)
Form 8-K filed on March 20, 2007 disclosing the Company’s termination of a certain Voting Agreement dated August 30, 2006, by and among Citadel, Harbin Electric, Inc. and Mr. Tianfu Yang and resignation of Oliver Weisberg as a director of the Company; and

(v)
Form 8-K filed on April 13, 2007 disclosing the Company’s entry into a Letter Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen and Xiaogang Luo whereby the Company and Shelton agreed to work together through the Company’s newly formed, indirect wholly-owned subsidiary, Advanced Automation Group, LLC to design, develop and manufacture custom industrial automation controllers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: May 15, 2007	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibits:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the First Quarter Ended March 31, 2007	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2007:

(i)	Form 8-K/A filed on January 4, 2007 disclosing the changes in the Company’s independent certified public accountants;

(ii)	Form 8-K filed on January 26, 2007 disclosing the Company issued a press release announcing that its common stock has been approved for listing on the NASDAQ Stock Market;

(iii)	Form 8-K filed on February 28, 2007 disclosing the Company’s entry into an employment agreement with Ms. Joann Hu pursuant to which she was appointed senior financial officer of the Company;

(iv)
Form 8-K filed on March 20, 2007 disclosing the Company’s termination of a certain Voting Agreement dated August 30, 2006, by and among Citadel, Harbin Electric, Inc. and Mr. Tianfu Yang and resignation of Oliver Weisberg as a director of the Company; and

(v)
Form 8-K filed on April 13, 2007 disclosing the Company’s entry into a Letter Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen and Xiaogang Luo whereby the Company and Shelton agreed to work together through the Company’s newly formed, indirect wholly-owned subsidiary, Advanced Automation Group, LLC to design, develop and manufacture custom industrial automation controllers.