Form 10QSB
period 2007-06-30
Harbin Electric, Inc
filed 2007-08-13
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number   000-51006

HARBIN ELECTRIC, INC.
(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0403396 (I.R.S. Employer Identification Number)

  No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060
(Address and telephone number of principal executive offices)

Telephone: 215-854-8104
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes   ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2007: 16,600,451 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☐

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Financial Statements	1
Consolidated Balance Sheet (Unaudited) as of June 30, 2007	1
Consolidated Statements of Income and Other Comprehensive Income (Unaudited) For the Six months and Three months Ended June 30, 2007 and 2006	2
Consolidated Statements of Stockholders’ Equity (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	3
Notes to the Consolidated Financial Statements (Unaudited)	5
Item 1A. Risk Factors	29
Item 2. Management’s Discussion and Analysis or Plan of Operation	35
Item 3. Controls and Procedures	46

Part II. Other Information

Item 1. Legal Proceedings.	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 3. Defaults upon Senior Securities.	47
Item 4. Submission of Matters to a Vote of Securities Holders.	47
Item 5. Other Information.	47
Item 6. Exhibits.	48
Signatures	51
Index to Exhibits	52

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	JUNE 30,	DECEMBER 31,
	2007	2006
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash	$62,700,593	$67,313,919
Accounts receivable, net of allowance for doubtful accounts of $45,699
and $44,552 as of June 30, 2007 and December 31, 2006, respectively	10,546,850	8,827,799
Inventories	1,391,605	583,287
Other receivables	100,769	27,991
Other receivables - related parties	-	44,998
Advances on inventory purchases	2,527,626	834,590
Total current assets	77,267,443	77,632,584

PLANT AND EQUIPMENT, net	10,233,847	9,219,534

OTHER ASSETS:
Debt issue costs, net of amortization	2,510,937	2,757,155
Advances on equipment purchases	11,913,900	-
Advances on intangible assets	2,134,625	2,585,977
Intangible assets, net of accumulated amortization	825,433	640,337
Other assets	174,168	123,234
Investment in derivative hedge	1,004,401	-
Total other assets	18,563,464	6,106,703

Total assets	$106,064,754	$92,958,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$183,333	$258,911
Other payables	468,371	406,520
Other payables - related party	35,613	-
Accrued liabilities	165,950	107,263
Customer deposits	330,214	319,261
Taxes payable	499,981	556,943
Interest payable	1,122,000	1,122,000
Total current liabilities	2,805,462	2,770,898

NOTES PAYABLE, net of debt discount $19,144,335 and $21,410,401 as of
June 30, 2007 and December 31, 2006, respectively	30,855,665	28,589,599

CROSS CURRENCY HEDGE PAYABLE	3,945,951	-

WARRANT LIABILITIES	-	16,568,080

Total liabilities	37,607,078	47,928,577

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
16,602,951 shares issued and outstanding	166	166
Paid-in-capital	35,674,843	12,252,064
Retained earnings	27,829,594	26,222,408
Statutory reserves	4,523,715	4,523,715
Accumulated other comprehensive income	429,358	2,031,891
Total shareholders' equity	68,457,676	45,030,244
Total liabilities and shareholders' equity	$106,064,754	$92,958,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES	$27,615,907	$18,590,003	$13,989,693	$9,711,345

COST OF SALES	13,537,609	9,515,476	6,769,323	4,910,553

GROSS PROFIT	14,078,298	9,074,527	7,220,370	4,800,792

RESEARCH AND DEVELOPMENT EXPENSE	453,359	826,754	235,519	504,165

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,960,321	1,430,853	1,445,858	636,677

INCOME FROM OPERATIONS	10,664,618	6,816,920	5,538,993	3,659,950

Other (income) expense, net	(9,310)	(53,148)	(6,854)	914
Non-operating (income)	(763,408)	-	(757,087)	-
Realized (gain) on sale of marketable securities	-	(571,143)	-	-
Amortization expense of debt discount	2,266,066	-	1,133,033	-
Gain on cross currency hedge	(297,637)	-	(297,637)	-
Interest expense (income), net	1,508,688	(31,030)	911,382	(18,709)
OTHER EXPENSE (INCOME), NET	2,704,399	(655,321)	982,837	(17,795)

INCOME BEFORE PROVISION FOR INCOME TAXES	7,960,219	7,472,241	4,556,156	3,677,745

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	7,960,219	7,472,241	4,556,156	3,677,745

OTHER COMPREHENSIVE LOSS	1,602,533	264,816	2,307,201	1,093,730

COMPREHENSIVE INCOME	$6,357,686	$7,207,425	$2,248,955	$2,584,015

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	16,600,507	16,600,451	16,600,562	16,600,451

BASIC EARNING PER SHARE	$0.48	$0.45	$0.27	$0.22

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	18,739,186	17,245,535	18,740,981	17,350,758

DILUTED EARNING PER SHARE	$0.42	$0.43	$0.24	$0.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,960,219	$7,472,241
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	209,399	146,512
Amortization of intangible assets	47,304	-
Amortization of debt issuance cost	246,218	-
Amortization of debt discount	2,266,066	-
Gain on cross currency hedge	(297,637)	-
Realized gain on sale of marketable securities	-	(571,143)
Stock based compensation	492,916	330,000
(Increase) decrease in assets:
Accounts receivable	(1,473,337)	(2,490,257)
Inventories	(782,505)	444,295
Other receivables	(108,294)	-
Other receivables - related parties	45,528	-
Advances on inventory purchases	(1,650,174)	(1,826,602)
Other assets	(9,914)	(960)
Increase (decrease) in liabilities:
Accounts payable	(74,302)	583,747
Other payables	51,203	-
Accrued liabilities	37,431	-
Customer deposits	15,395	670,950
Taxes payable	(69,427)	-
Net cash provided by operating activities	6,906,089	4,758,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on intangible assets	505,709	-
Advances on equipment purchases	(11,741,760)	-
Additions to intangible assets	198,998	-
Additions to plant and equipment	(861,752)	(175,582)
Proceeds from sale of marketable securities	-	1,093,165
Net cash (used in) provided by investing activities	(11,898,805)	917,583

CASH FLOWS FINANCING ACTIVITIES:
Proceeds received from conversion of warrants	8,750	-
Deposit to secure investment in cross currency hedge	(1,000,000)	-
Proceeds from cross currency hedge	297,637	-
Net cash used in financing activities	(693,613)	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,073,003	79,412

(DECREASE) INCREASE IN CASH	(4,613,326)	5,755,778

CASH, beginning of period	67,313,919	5,739,019

CASH, end of period	$62,700,593	$11,494,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$1,998,896	$-

Cash paid for taxes	$2,258,151	$1,307,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional	Retained earnings		Accumulated other
	Number	Common	paid-in	Statutory	Unrestricted	Comprehensive
	of shares	stock	capital	reserves	retained earnings	income	Totals
BALANCE, January 1, 2006	16,600,451	$166	$11,297,676	$1,846,724	$10,460,887	$997,466	$24,602,919

Stock based compensation			330,000				330,000
Adjustment to statutory reserve				1,120,837	(1,120,837)		-
Net income					7,472,241		7,472,241
Unrealized loss on investment						(587,171)	(587,171)
Foreign currency translation gain						322,355	322,355
BALANCE, June 30, 2006, unaudited	16,600,451	$166	$11,627,676	$2,967,561	$16,812,291	$732,650	$32,140,344

Capital contribution			36,300				36,300
Stock based compensation			588,088				588,088
Adjustment to statutory reserve				1,556,154	(1,556,154)		-
Net income					10,966,271		10,966,271
Foreign currency translation gain						1,299,241	1,299,241
BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$4,523,715	$26,222,408	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113		(6,353,033)		16,568,080
Exercise of warrants	2,500		8,750				8,750
Stock based compensation			492,916				492,916
Net income					7,960,219		7,960,219
Foreign currency translation gain						2,343,418	2,343,418
Net change related to cash flow hedges						(3,945,951)	(3,945,951)
BALANCE, June 30, 2007, unaudited	16,602,951	$166	$35,674,843	$4,523,715	$27,829,594	$429,358	$68,457,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
Note 1– Organization and description of business

Harbin Electric, Inc, (the “Company”) is a Nevada corporation, incorporated on July 9, 2003 under the name Torch Executive Services Ltd. The Company through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd. (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors and other special motors.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009. Shelton contributed an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement. The initial term begins April 9, 2007 and terminates August 31, 2008.

Note 2 – Accounting policies

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

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

		Percentage of
		Ownership
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric, Co., Ltd	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits totaling $62,586,531 and $67,221,852, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $10,546,850 and $8,827,799 as of June 30, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts amounted to $45,699 and $44,552 as of June 30, 2007 and December 31, 2006, respectively.

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

The realized gain was $571,143 for the six months ended June 30, 2006. The Company determines cost on specific identification method. All marketable securities were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. As of June 30, 2007, the Company did not have any marketable securities.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Inventories

Inventory is composed of raw material for manufacturing electrical motors, work in process, and finished goods. Inventory is valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

Plant and equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated
Useful Life
Buildings	20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2007, there were no impairments of its long-lived assets.

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
JUNE 30, 2007
(UNAUDITED)

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

In addition, our revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the six months ended June 30, 2007 and 2006 such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $218,175 and $129,860 for the six months ended June 30, 2007 and 2006 and totaled $122,357 and $60,496 for the three months ended June 30, 2007 and 2006.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at June 30, 2007 and December 31, 2006, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2007 and 2006:

	JUNE 30,
	2007	2006
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	33	33
Tax exemption	(33)	(33)
Total provision for income taxes	-%	-%

The estimated tax savings for the six months ended June 30, 2007 and 2006 amounted to $4,608,753 and $2,626,872. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $ 0.43 to $ 0.18 in 2007 and $ 0.45 to $ 0.30 in 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements

Harbin Electric, Inc. and Advanced Electric Motors, Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $5,710,151 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027 and 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the six month period ended June 30, 2007 was increase of $1,940,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $4,176,354 and $2,246,373 for the six months ended June 30, 2007 and $3,142,793 and $1,491,763 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Taxes payable consisted of the followings:

	June 30, 2007	December 31, 2006
VAT tax payable	$464,836	$522,197
Individual income tax payable	1,761	335
Business tax payable	-	6,538
Others misc tax payable	33,384	27,873
Total	$499,981	$556,943

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $0 and $146,578 for the three months ended June 30, 2007 and 2006, and $0 and $199,261 for the six months ended June 30, 2007 and 2006, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses; either in research and development, marketing, or sales are classified as plant and equipment and depreciated over their estimated useful lives. Research and development expense amounted to $453,359 and $826,754 for the six months ended June 30, 2007 and 2006, respectively. Research and development expense amounted to $235,519 and $504,165 for the three months ended June 30, 2007 and 2006, respectively.

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

Derivative Financial Instruments

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

Translation adjustments resulting from this process amounted to $4,375,309 and $2,031,891 as of June 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at June 30, 2007 were translated 7.60 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the periods ended June 30, 2007 and 2006 were 7.73 RMB and 8.04 RMB to $1.00 USD, respectively.

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. On April 2, 2007, $5,387,485 was recorded as a loss on the derivative investment in other comprehensive income/loss upon entering into the hedge agreement. As of June 30, 2007, net changes in the fair value of the hedge totaled $1,441,534 and was recorded in other comprehensive income.

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
JUNE 30, 2007
(UNAUDITED)

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
JUNE 30, 2007
(UNAUDITED)

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

This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings as of the first interim period of the year in which this FSP is initially applied. The Company recorded an adjustment to retained earnings totaling $6,353,033 which equaled the gain recognized for the change in fair value of the warrants between the date the warrants were issued and December 31, 2006.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computations for the periods ended June 30, 2007 and 2006:

	2007	2006
For the six months ended June 30, 2007 and 2006
Net income for basic and diluted earnings per share	$7,960,219	$7,472,241
Weighted average shares used in basic computation	16,600,507	16,600,451
Diluted effect of stock options and warrants	2,138,679	645,084
Weighted average shares used in diluted computation	18,739,186	17,245,535

Earnings per share:
Basic	$0.48	$0.45
Diluted	$0.42	$0.43

For the three months ended June 30, 2007 and 2006
Net income for basic and diluted earnings per share	$4,556,156	$3,677,745

Weighted average shares used in basic computation	16,600,562	16,600,451
Diluted effect of stock options and warrants	2,140,419	750,307
Weighted average shares used in diluted computation	18,740,981	17,350,758

Earnings per share:
Basic	$0.27	$0.22
Diluted	$0.24	$0.21

At June 30, 2007 and 2006, 25,000 options (whose exercise price is $12.40 and vest through 2010) and 500,000 options (whose exercise price is $8.10 and vest through 2010), respectively, were excluded from the calculation because of their antidilutive nature.

Note 4 – Inventories

Inventories consist of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Raw and packing materials	$498,768	$432,998
Work in process	489,295	120,367
Finished goods	403,542	29,922
Total	$1,391,605	$583,287

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 5 – Plant and equipment

Plant and equipment consist of the following at June 30, 2007 and December 31, 2006:

	2007	2006
Buildings	$5 ,480,263	$5,396,163
Office equipment	280,264	203,188
Production equipment	1 ,014,477	803,854
Vehicles	268,605	129,938
Construction in progress	4 ,323,902	3,477,322
Total:	11,367,511	10,010,465
Less: accumulated depreciation	(1,133,664)	(790,931)
Property and equipment, net	$10,233,847	$9 ,219,534

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $209,399 and $146,512, respectively. Depreciation expense for the three months ended June 30, 2007 and 2006 amounted to $105,669 and $77,658, respectively.

Note 6 – Major customers and vendors

Five major customers accounted for approximately 86% of the net revenue for the period ended June 30, 2007, with each customer individually accounting for 27%, 23%, 19%, 12%, and 5%, respectively.  At June 30, 2007, the total receivable balance due from these customers was $10,502,362. Four major customers accounted for 81% of the net revenue for the six months period ended June 30, 2006. One major customer accounted for 31% of the net revenue for the six months period ended June 30, 2006. At June 30, 2006, the total receivable balance due from these customers was $7,519,460.

Five major vendors provided approximately 82% of the Company’s purchases of raw materials for the period ended June 30, 2007, with each vendor individually accounting for 31%, 20%, 16%, 11% and 5%, respectively. The Company’s accounts payable to these vendors was $0 at June 30, 2007. Four vendors provided 86% of the Company’s purchase of raw materials for the six month period ended June 30, 2006. The Company’s accounts payable to these vendors was $0 at June 30, 2006.

Note 7– Intangible assets

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

The Company amortizes its patents over a 6 year period.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2007, no impairment of intangible assets has been identified or recorded.

Net intangible assets at June 30, 2007 and December 31, 2006 were as follows:

	2007	2006
Land use rights	$365,659	$356,484
Patents	668,101	444,216
Less: accumulated amortization	(208,317)	(160,363)
Intangible assets, net	$825,443	$640,337

Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $47,304 and $0, respectively. Amortization expense for the three months ended June 30, 2007 and 2006, amounted to $24,358 and $0 for the three months ended June 30, 2007 and 2006, respectively.

Note 8 – Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $ 2,527,626 and $834,590 as of June 30, 2007 and December 31, 2006, respectively. Additionally, the Company made advances on equipment purchases totaling $11,913,900 as of June 30, 2007 and $0 as of December 31, 2006, respectively.

Note 9 – Advance for intangible assets

The advances for intangible assets as of June 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
Patent prepayment	$-	$192,300
Land use right prepayment	1,328,150	1,294,820
Research and development prepayment	806,475	1,098,857
Advances on intangible assets	$2,134,625	$2,585,977

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million ("Fee"), 55% ($1,294,820) of which has been paid and 45% of which is payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of June 30, 2007, the application of the land use lease is still in process.

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

The R&D Agreement provides for a budget of approximately $3.13 million (RMB 25 million), consisting of $1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS.  Of this amount, approximately $1,282,000 (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.625 million (RMB 5 million) will be invested prior to termination of the agreement at the end of 2008 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment based on the progress of the projects. A total of $475,525 has been amortized and netted with R&D prepayment to the amount of $806,475.

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
JUNE 30, 2007
(UNAUDITED)

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

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 5.3% at June 30, 2007), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

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

The 2012 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. See below for discussion of swap agreement changing the variable interest to 7.2% fixed. The 2012 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2012 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2011. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2008 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011 and March 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

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
JUNE 30, 2007
(UNAUDITED)

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
JUNE 30, 2007
(UNAUDITED)

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

In connection with the convertible debt and warrants issued in August 2006, the Company filed registration statement with the Securities and Exchange Commission (SEC) to register for resale the common shares underlying the convertible debt and warrants.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The fair value of the warrants upon issuance totaled $22,921,112, was initially treated as a discount to the carrying value of the debt, and would have been amortized over the life of the loan using the effective interest method. $2,266,066 and $1,510,711 was amortized to interest expense for the six months ended June 30, 2007 and for the year ended December 31, 2006, respectively. As of June 30, 2007, the unamortized debt discount totaled $19,144,335.

LONG-TERM DEBT	2007	2006
Principal amount	$50,000,000	$50,000,000
Less unamortized discount	(19,144,335)	(21,410,401)
Long-term debt, net of unamortized discount	$30,855,665	$28,589,599

Debt issuance costs totaled $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $246,218 was amortized to interest expense during the first six months of 2007. As of June 30, 2007, the unamortized debt issuance costs totaled $2,510,937.

Net, interest expense for six months ended June 30, 2007 and 2006 was comprised of the following:

	2007	2006
Interest expense on debt issuance costs	$246,218	$-
Interest expense	1,575,119	-
Interest income earned on cash deposits	(312,649)	31,030
Interest expense, net	$1,508,688	$31,030

Note 11 – Derivative financial instruments

Cross currency hedge

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

Effective April 17, 2007, the Company entered into a cross currency swap agreement with Merrill Lynch exchanging the LIBOR plus 4.75% variable rate interest payable on the $38 million Merrill Lynch debt for 7.2% (3.6% semi-annually) fixed rate interest. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at June 30, 2007 was a payable of $3,945,951. For the six months ended June 30, 2007, changes in fair value of the swap resulted in a decrease in the liability and a gain to other comprehensive income of $1,441,536, net of taxes. During the six months ended June 30, 2007, the Company received $297,637, which was recorded as a gain from derivative transactions. For six months ended June 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Note 12 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Accumulated other comprehensive income:
Balance at December 31, 2005	$997,466
Foreign currency translation gain	322,355
Unrealized loss on investment	(587,171)
Balance at June 30, 2006	732,650
Foreign currency translation gain	1,299,241
Balance at December 31, 2006	2,031,891
Foreign currency translation gain	2,343,418
Fair value of cross currency hedge at inception, April 2, 2007	(5,387,485)
Net change during the period related to cross currency hedge	1,441,534
Balance at June 30, 2007	$429,358

Note 13 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of June 30, 2007 and December 31, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $663,182 and $1,130,000, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007. Under the terms of the agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007. The Company will contribute $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009.

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for Renminbi to US Dollars drops below certain levels, the Company will be required to deposit up to $4,000,000.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 14 – Shareholders’ equity

Warrants

Following is a summary of the warrant activity:

Outstanding as of December 31, 2006	3,967,368
Granted	-
Forfeited	-
Exercised	(2,500)
Outstanding as of June 30, 2007	3,964,868

Following is a summary of the status of warrants outstanding at June 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.50	477,500	3.67	$3.50	477,500	$3.50
$10.84	525,830	5.42	$10.84	525,830	$10.84
$7.80	2,192,308	5.42	$7.80	2,192,308	$7.80
$7.80	769,230	2.42	$7.80	769,230	$7.80

Note 15 – Options

In May 2005 the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	900,000	$6.11	$3,052,500
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2007	925,000	$6.28	$3,052,500

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$3.10	150,000	3.09	$3.10	150,000	$3.10
$3.93	250,000	1.74	$3.93	150,000	$3.93
$8.10	500,000	4.10	$8.10	152,778	$8.10
$12.40	25,000	2.67	$12.40	2,087	$12.40

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

Notes 16 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. A total of $194,250 has been reclassified from advance on intangible assets as of December 31, 2006 to intangible assets as of June 30, 2007 and has no effect on cash flow.

Note 17 – Employee pension

The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $ 24,107 contributions of employment benefits, including pension in the period ended June 30, 2007. The Company made $10,244 in contributions of employment benefits, including pension in the period ended June 30, 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 18 – Current vulnerability due to certain concentrations

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

Note 19 – Legal proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of June 30, 2007.

Leong Sing Lye v. Harbin Electric, Inc. United States District Court, District of Nevada, Case No. 2:06-CV-00796

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company's alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or , in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company's Consultant of Corporate Strategy, as well as court costs and reasonable attorneys' fees. The Company has filed an answer to Mr. Lye's complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. The Company intends to vigorously defend against Mr.Lye's claim, if not withdrawn, and pursue its counterclaim. The parties are in the discovery process. The Company has filed a motion for summary judgment to eliminate portions of Mr. Lye's case and Mr. Lye has filed a cross-motion. The parties await the Court's ruling on these matters. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 20 – Subsequent event

On July 19, 2007, Harbin Tech Full Electric Co., Ltd. acquired Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The aggregate purchase totaled $10,944,000 consisting of $4,000,000 in cash and $6,944,103 is newly issued Company common stock or 473,354 shares, based on the closing price of the Company’s common stock on Friday, June 15, 2007 of $14.67.

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

We have a substantial amount of debt. As of June 30, 2007, we had approximately $2.8 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

expose us to interest rate fluctuations because the interest rate is variable;

increase our vulnerability to general adverse economic and industry conditions;

require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

restrict us from making strategic acquisitions or pursuing business opportunities;

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

Five major customers accounted for 86% of the net revenue for the three months ended June 30, 2007. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 82% of the Company’s purchases of raw materials for the three months ended June 30, 2007. We currently obtain most of our raw materials from Acheng Relay Company Limited, Zhejiang Hongbo Wire and Cable Co., Jiangyin Chuangyi Special Insulation Material Co.. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 70% of our issued and outstanding common stock as of June 30, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as” anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements

OVERVIEW

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses was $44,552 as of December 31, 2006 and $45, 699 as of June 30, 2007. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the year ended December 31, 2006 and for the six months ended June 30, 2007, such returns and allowances were $0 for each of the periods. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Derivative Financial Instruments

The Company uses derivative financial instrument such as cross-currency swap. Derivative financial instrument is initially recognized in the balance sheet at cost and subsequently remeasured at the fair value. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes, changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUEN 30, 2006

Revenue

For the six- month period ended June 30, 2007, we generated net revenues of $27,615,907 compared to $18,590,003 during the six-month period ended June 30, 2006. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase was due to increased sales to our existing customers.

Gross Profit

The Company achieved a gross profit of $14,078,298 for the six months ended June 30, 2007 compared to $9,074,527 for the six months ended June 30, 2006. The increase is directly related to our increases in sales levels and improved mix of product sales. Gross margin, as a percentage of revenues, was 50.98% for the six months ended June 30, 2007 compared to 48.81% for the six months ended June 30, 2006. The gross margin percentage remains within a normal range and the change reflects a more favorable mix of products shipped in the first & second quarters of 2007 versus the corresponding period in 2006.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $3,413,680, or 12.4% of sales, for the six months ended June 30, 2007. This represents an increase of $1,156,073 compared to $2,257,607, or 12.1% of sales for the six months ended June 30, 2006. Aggregated selling general and administrative (SG&A) expenses of $2,960,321, or 10.7% of sales, compared to $1,430,853 or 7.7% for the six months ended June 30, 2006. SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants. The increase this period is due to our efforts to support an increased revenues level and related sales activity and stock based compensation expense.

Amortization expense of debt discount

Amortization expense of debt discount increased to $2,266,066 during the six months ended June 30, 2007 compared to $0 for the six months ended June 30, 2006. The increase for the period was attributable to amortization of debt discount for the $50 million notes issued on August 30, 2006. As of June 30, 2007, the unamortized debt discount totaled $19,144,335.

Interest expense

Net interest expense and income for the six months ended June 30, 2007 and 2006, were $1,508,688 and $31,030, respectively. Net interest expense for six months ended June 30, 2007 was comprised of the amortization of debt issuance costs, accrued interest expense for the semiannual interest due in August on our $50 million debt, and offset by interest income earned on cash deposits and interest rate swap agreement with Merrill Lynch signed April 2, 2007. We accrued $ 1,575,119 of interest expense during the six months ended June 30, 2007, $246,218 was amortized to interest expense during the same period, and net interest income earned on cash deposits was $312,649.

As of June 30, 2007, the Company received $297,637 from Merrill Lynch on behalf of the cross currency hedge, which was recorded as a gain from derivative transactions.

The Company paid $1,998,896 for interest and $2,258,151 for income tax for the six months ended June 30, 2007 and $0 for interest and $1,037,919 for income tax for the six months ended June 30, 2006.

Non-operating income

The Chinese government grants to all new technology and innovated manufacturers financial grant income. The income received from the government was recorded as additional paid in capital. The Company has received a total of $763,408 and $0 for the six months ended June 30, 2007 and 2006, respectively. The grant income can be continuous and under the Chinese government restriction, the Company cannot forecast or control the amount to be received.

Net Income

The Company's net income was $ 7,960,219 or 28.8% of sales for the six month period ended June 30, 2007, compared to $7,472,241 or 40.2% of sales for the six month period ended June 30, 2006. Increased income was due to the increase of the Company's main operation sales, which has caused the Company's gross profit increase by $5 million or 55.1%. Increase in the company's cash in bank and also the cross currency swap agreement has increased the company's interest income and the gain on cross currency hedge.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenue

For the three months ended June 30, 2007, we generated net revenues of $13,989,693 compared to $9,711,345 for the three months ended June 30, 2006. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods.

Gross Profit

The Company achieved a gross profit of $7,220,370 for the three months ended June 30, 2007 compared to $4,800,792 for the three months ended June 30, 2006. The increase is directly related to our increases in sales levels and improved mix of product sales. Gross margin, as a percentage of revenues, was 51.6% for the three months ended June 30, 2007 compared to 49.4% for the three months ended June 30, 2006. The gross margin percentage remains within a normal range and the change reflects a more favorable mix of products shipped in the second quarters of 2007 versus the corresponding period in 2006.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $1,681,377, or 12.0% of sales, for the three months ended June 30, 2007. This represents an increase of $540,535 compared to $1,140,842, or 11.7% of sales for the three months ended June 30, 2006. Aggregated selling general and administrative (SG&A) expenses of $1,445,858, or 10.3% of sales, compared to $636,677 or 6.6% for the three months ended June 30, 2006. SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants.

Net Income

The Company's net income was $ 4,556,156 or 32.6% of sales for the three months ended June 30, 2007, an increase of $878,411 or 23.9% compared to $3,677,745 or 37.9% of sales for the three month period ended June 30, 2006. Increase in income was due to the increase of the company's main operation sales, increase in government grants, and also the interest income due to the cash deposit in bank and the cross currency swap interest income.

Debt Financing

On August 29, 2006, we, AEM, and the Investors entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of $50 million aggregate principal amount of the Notes and Warrants to purchase an aggregate of 3,487,368 shares of our common stock in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. The transaction closed on August 30, 2006.

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

Notes and Guarantee

The Notes:

☐	are general senior secured obligations of the Company;

☐	are secured on a first priority basis by all of the shares of AEM held by the Company;

☐	rank equally in right of payment with all existing and future pari passu indebtedness of the Company; and

☐	will rank senior in right of payment to all existing and future subordinated indebtedness of the Company.

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

The Guarantee of the Notes:

☐	is a senior secured obligation of the Guarantor;

☐	will be secured, on a first priority basis, by security interests in any other collateral owned by the Guarantor;

☐	is senior in right of payment to all existing and future subordinated indebtedness of the Guarantor; and

☐	ranks equally in right of payment with all existing and future pari passu indebtedness of the Guarantor.

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

☐
if the Company makes a dividend payment or distribution on its common stock payable in shares of its common stock, subdivides, combines or reclassifies its share capital or makes a distribution on its common stock in shares of its capital stock other than common stock;

☐
if the Company distributes any rights, options or warrants to all holders of its common stock entitling them to subscribe for shares of common stock or securities convertible into, or exchangeable or exercisable for, shares of common stock, in either case, at a price per share less than the fair value per share;

☐
if the Company distributes to all holders of its common stock any of its assets (including cash), debt securities, preferred stock or any rights or warrants to purchase assets (including cash), debt securities, preferred stock or other securities of the Company;

☐	if the Company issues shares of common stock for a consideration per share less than the fair value per share on the date the Company fixes the offering price of such additional shares; or

☐
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

Land Use Lease

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million (“Fee”), 55%,($ 1,294,820) of which has been paid and 45% of which is payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site over the next year. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of June 30, 2007, the application of the land use lease is still in process.

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

In connection with the execution and delivery of the Letter Agreement, AAG entered into separate Employment Agreements with Dr Chen and Dr Luo. Pursuant to the terms of Dr Chen’s Employment Agreement, Dr Chen has agreed to serve as Research and Development Director of AAG. Pursuant to the terms of Dr Luo’s Employment Agreement, Dr Luo has agreed to serve as Chief Engineer of AAG

Liquidity and Capital Resources

As of June 30, 2007, the Company had $62,700,593 cash and cash equivalents. The Company had net cash flows provided by operations of $6,906,089 for the six month period ended June 30, 2007, as compared to net cash provided by operations of $4,758,783 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly from the working capital. Cash flows used in investing activities was $11,898,805 for the six month period ended June 30, 2007 compared with a net cash provided by investing activities for the amount of $917,583 for the same period ended June 30, 2006. The increase investing activity was due to prepayments related to new equipment purchases and investments in fixed assets. The Company had a net decrease in cash and cash equivalent of $4,613,326 in the current period as compared to a net increase of $ 5,755,778 in the corresponding period last year. Our net decrease in cash & cash equivalents during the six month period ended June 30, 2007 was mainly due to prepayments made for equipment purchases and also the payment for investment on derivative hedge.

On August 29, 2006, the Company, AEM, Citadel and Merrill Lynch entered into the Purchase Agreement relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company's Notes and (b) fully detachable Warrants to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006 (the “Indenture”), entered into among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the 2012 Notes, which mature on September 1, 2012, and Merrill Lynch subscribed to $12 million of the principal amount of the 2010 Notes, which mature on September 1, 2010. Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

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

Cross currency hedge

The Company's operations are exposed to a variety of global market risks, including the effect of changes in foreign currency exchange rates and interest rates. These exposures are managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

        Effective April 17, 2007, the Company entered into a cross currency swap agreement with Merrill Lynch exchanging the LIBOR plus 4.75% variable rate interest payable on the $38 million Merrill Lynch debt for 7.2% (3.6% semi-annually) fixed rate interest. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at June 30, 2007 was a payable of $3,945,951. For the six months ended June 30, 2007, changes in fair value of the swap resulted in an increase to equity and a gain to other comprehensive income of $1,441,536, net of taxes. During the six months period ended June 30, 2007, the Company received $297,637, which was recorded as a gain from derivative transactions. For six months ended June 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects.

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

Pursuant to the terms of the Letter Agreement with Shelton, we have agreed to contribute to AAG up to $3,000,000 in separate installments ($1,200,000 by April 19, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009).

On June 16,2007, we entered into an Asset Purchase Agreement with Harbin Tech Full Electric Co., Ltd., a People’s Republic of China limited liability company and a wholly owned subsidiary of the Company, Harbin Taifu Auto Electric Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China Harbin Tech Full Industry Co., Ltd., a shareholder of the Seller (“HTFI”), Tianfu Yang, Suofei Xu and Zedong Xu, shareholders of HTFI, and Tianli Yang, a shareholder of both Seller and HTFI. A copy of the Agreement is filed on the Form 8-K

Pursuant to the terms of the Asset Purchase Agreement with Harbin Taifu Auto Electric Co., Ltd., Taifu Auto has agreed to sell substantially all of its non-cash assets to Harbin Tech Full Electric Co., Ltd. In consideration for the sale of Taifu Auto’s assets, Taifu Auto received an aggregate purchase price consisting of (x) a cash payment in the amount of four million dollars ($4,000,000), and (y) 473,354 newly issued shares of the Company’s common stock. Based on the closing price of the Company’s common stock on Friday, June 15, 2007 of $14.67, the transaction would be valued at approximately $10,944,000, which is within the limitations established by the Company’s indenture relating to its senior secured floating rate notes. The transaction closed on July 12, 2007.

Taifu Auto, is 98% owned by HTFI which is wholly owned by the Shareholders and is controlled by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang. The remaining 2% of Taifu Auto is owned by Tianli Yang, a Vice President of the Company. The Shareholders are comprised of Tianfu Yang, Chief Executive Officer and director of the Company, Tianli Yang, a Vice President of the Company, Suofei Xu, a Vice President and director of the Company, and Zedong Xu, Chief Financial Officer of the Company.

On June 13, 2007, a special committee of the Board of Directors of the Company composed solely of independent directors unanimously approved the Agreement and transactions contemplated thereby and determined that the transactions contemplated by the Agreement are in the best interests of the shareholders of the Company.

On June 13, 2007, the full Board of Directors of the Company unanimously (with Mr. Tianfu Yang and Mr. Suofei Xu not participating) took action to indicate its concurrence with the Special Committee’s approval of the Agreement.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of June 30, 2007.

Leong Sing Lye v. Harbin Electric, Inc. United States District Court, District of Nevada, Case No. 2:06-CV-00796

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company's alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or , in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company's Consultant of Corporate Strategy, as well as court costs and reasonable attorneys' fees. The Company has filed an answer to Mr. Lye's complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. The Company intends to vigorously defend against Mr. Lye's claim, if not withdrawn, and pursue its counterclaim. The parties are in the discovery process. The Company has filed a motion for summary judgment to eliminate portions of Mr. Lye's case and Mr. Lye has filed a cross-motion. The parties await the Court's ruling on these matters. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.
99.1	Press Release Announcing Financial Results for the Second quarter Ended June 30, 2007	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the second quarter ended June 30, 2007:
(i)	Form 8-K/A filed on January 4, 2007 disclosing the changes in the Company’s independent certified public accountants; and

(ii)	Form 8-K filed on January 26, 2007 disclosing the Company issued a press release announcing that its common stock has been approved for listing on the NASDAQ Stock Market; and

(iii)	Form 8-K filed on February 28, 2007 disclosing the Company’s entry into an employment agreement with Ms. Joann Hu pursuant to which she was appointed senior financial officer of the Company; and

(iv)
Form 8-K filed on March 20, 2007 disclosing the Company’s termination of a certain Voting Agreement dated August 30, 2006, by and among Citadel, Harbin Electric, Inc. and Mr. Tianfu Yang and resignation of Oliver Weisberg as a director of the Company and;

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

Harbin Electric, Inc.

Date: August 13, 2007	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 13, 2007	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibits:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.
99.1	Press Release Announcing Financial Results for the Second quarter Ended June 30, 2007	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the second quarter ended June 30, 2007:
(i)	Form 8-K/A filed on January 4, 2007 disclosing the changes in the Company’s independent certified public accountants; and
(ii)	Form 8-K filed on January 26, 2007 disclosing the Company issued a press release announcing that its common stock has been approved for listing on the NASDAQ Stock Market; and

(iii)	Form 8-K filed on February 28, 2007 disclosing the Company’s entry into an employment agreement with Ms. Joann Hu pursuant to which she was appointed senior financial officer of the Company; and

(iv)
Form 8-K filed on March 20, 2007 disclosing the Company’s termination of a certain Voting Agreement dated August 30, 2006, by and among Citadel, Harbin Electric, Inc. and Mr. Tianfu Yang and resignation of Oliver Weisberg as a director of the Company and;

(v)
Form 8-K filed on April 13, 2007 disclosing the Company’s entry into a Letter Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen and Xiaogang Luo whereby the Company and Shelton agreed to work together through the Company’s newly formed, indirect wholly-owned subsidiary, Advanced Automation Group, LLC to design, develop and manufacture custom industrial automation controllers.