Form 10QSB
period 2007-09-30
Harbin Electric, Inc
filed 2007-11-14
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number   000-51006

HARBIN ELECTRIC, INC.
(Exact name of small business issuer in its charter)

Nevada	98-0403396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2007: 17,667,995 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	UNAUDITED
A S S E T S
CURRENT ASSETS:
Cash	$61,060,638	$67,313,919
Accounts receivable, net of allowance for doubtful accounts of $46,359 and $44,552 as of September 30, 2007 and December 31, 2006, respectively	12,521,547	8,827,799
Inventories	1,876,962	583,287
Other receivables	452,897	148,243
Other receivables - related parties	5,069	44,998
Advances on inventory purchases	1,781,398	834,590
Total current assets	77,698,511	77,752,836

PLANT AND EQUIPMENT, net	18,499,903	9,219,534

OTHER ASSETS:
Debt issue costs, net of amortization	2,183,661	2,757,155
Advances on equipment purchases	12,922,994	-
Advances on intangible assets	1,347,340	1,487,120
Intangible assets, net of accumulated amortization	6,117,619	640,337
Other assets	508,008	1,101,839
Deposit in derivative hedge	1,017,524	-
Total other assets	24,097,146	5,986,451

Total assets	$120,295,560	$92,958,821

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$520,461	$258,911
Other payables	379,936	406,520
Other payables - related party	33,641	-
Accrued liabilities	165,168	107,263
Customer deposits	724,395	319,261
Taxes payable	779,987	556,943
Interest payable	-	1,122,000
Total current liabilities	2,603,588	2,770,898

NOTES PAYABLE, net of debt discount $18,011,302 and $21,410,401 as of September 30, 2007 and December 31, 2006, respectively	31,988,698	28,589,599

FAIR VALUE OF DERIVATIVE INSTRUMENT	7,047,406	-

WARRANT LIABILITIES	-	16,568,080

Total liabilities	41,639,692	47,928,577

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 17,667,995 and 16,600,451 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	177	166
Paid-in-capital	42,597,639	12,252,064
Retained earnings	32,593,816	26,222,408
Statutory reserves	4,523,715	4,523,715
Accumulated other comprehensive (loss) income	(1,059,479)	2,031,891
Total shareholders' equity	78,655,868	45,030,244
Total liabilities and shareholders' equity	$120,295,560	$92,958,821

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES	$18,500,038	$9,817,053	$46,115,945	$28,407,056

COST OF SALES	9,438,347	5,012,556	22,975,956	14,528,032

GROSS PROFIT	9,061,691	4,804,497	23,139,989	13,879,024

RESEARCH AND DEVELOPMENT EXPENSE	298,524	397,074	751,883	1,223,828

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,700,854	1,634,766	4,661,175	3,065,619

INCOME FROM OPERATIONS	7,062,313	2,772,657	17,726,931	9,589,577

Other (income) expense, net	(2,388)	697,040	(11,698)	643,893
Non-operating (income), net	(11,074)	-	(774,482)	-
Realized (gain) on sale of marketable securities	-	-	-	(571,143)
Interest expense (income), net	2,236,255	(26,569)	5,713,372	(57,602)
Change in fair value of warrant	-	(2,180,970)	-	(2,180,970)
OTHER EXPENSE (INCOME), NET	2,222,793	(1,510,499)	4,927,192	(2,165,822)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,839,520	4,283,156	12,799,739	11,755,399

PROVISION FOR INCOME TAXES	75,298	-	75,298	-

NET INCOME	4,764,222	4,283,156	12,724,441	11,755,399

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	1,638,750	407,742	3,956,036	730,097
Currency hedges adjustment Change in fair value of derivative instrument	(3,945,951)	-	(7,047,406)	-
Adjustment for gain on sales of marketable securities	-	-	-	(587,171)

COMPREHENSIVE INCOME	$2,457,021	$4,690,898	$9,633,071	$11,898,325

BASIC
Weighted average number of shares	17,226,880	16,600,451	16,810,065	16,600,451
Earning per share	$0.28	$0.26	$0.76	$0.71

DILUTED
Weighted average number of shares	18,632,246	17,495,254	18,215,411	19,235,134
Earning per share	$0.26	$0.24	$0.70	$0.61

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
	Number	Par	paid-in	Unrestricted	Statutory	comprehensive
	of shares	value	capital	retained earnings	reserves	income	Totals

BALANCE, January 1, 2006	16,600,451	$166	$11,297,676	$10,460,887	$1,846,724	$997,466	$24,602,919

Stock based compensation			742,299				742,299
Adjustment to statutory reserve				(1,650,105)	1,650,105		-
Net income				11,755,397			11,755,397
Unrealized loss on investment						(587,171)	(587,171)
Foreign currency translation gain						730,097	730,097
BALANCE, September 30, 2006, unaudited	16,600,451	$166	$12,039,975	$20,566,179	$3,496,829	$1,140,392	$37,243,541

Capital contribution			36,300				36,300
Stock based compensation			175,789				175,789
Adjustment to statutory reserve				(1,026,886)	1,026,886		-
Net income				6,683,115			6,683,115
Realized loss on investment						587,171	587,171
Foreign currency translation gain						304,328	304,328
BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Exercise of stock warrants at $3.50	62,500	1	218,749				218,750
Stock based compensation			705,723				705,723
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Cashless exercised of warrants	531,650	5	(5)				-
Net income				12,724,441			12,724,441
Foreign currency translation gain						3,956,036	3,956,036
Net change related to cash flow hedges						(7,047,406)	(7,047,406)
BALANCE, September 30, 2007, unaudited	17,667,955	$177	$42,597,639	$32,593,816	$4,523,715	$(1,059,479)	$78,655,868

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,724,441	$11,755,399
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	505,270	180,438
Amortization of intangible assets	241,351	34,402
Amortization of debt issuance costs	573,494	-
Amortization of debt discount	3,399,099	-
Gain on derivative instrument	(554,602)	-
Realized gain on sale of marketable securities	-	(571,143)
Change in fair value of warrants	-	(2,180,970)
Stock based compensation	705,723	701,918
Change in operating assets and liabilities
Accounts receivable	(1,880,732)	(3,540,547)
Inventories	(988,989)	894,533
Other receivables	(282,972)	-
Other receivables - related parties	40,889	-
Advances on inventory purchases	(894,067)	769,575
Other assets	819,773	(3,134,032)
Accounts payable	311,989	773,880
Other payables	(43,442)	-
Other payables - Related Party	24,589	-
Accrued liabilities	52,785	-
Customer deposits	98,927	429,661
Taxes payable	196,511	-
Net cash provided by operating activities	15,050,037	6,113,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on equipment purchases	(12,536,210)	-
Additions to intangible assets	(2,282,885)	-
Additions to plant and equipment	(7,384,918)	(534,113)
Proceed from cross currency hedge	554,602	-
Proceeds from sale of marketable securities	-	1,093,165
Net cash (used in) provided by investing activities	(21,649,411)	559,052

CASH FLOWS FINANCING ACTIVITIES:
Proceeds received from conversion of warrants	218,750	-
Deposit to secure derivative instrument	(1,000,000)	-
Capital contribution	-	39,081
Net proceeds from debt issued	-	47,462,700
Interest payable	(1,122,000)	277,778
Net cash (used in) provided by financing activities	(1,903,250)	47,779,559

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,249,343	403,025

(DECREASE) INCREASE IN CASH	(6,253,281)	54,854,750

CASH, beginning of period	67,313,919	5,739,019

CASH, end of period	$61,060,638	$60,593,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$4,578,780	$-

Cash paid for income taxes	$14,009	$-

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 – Organization and description of business

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

On June 16, 2007, the Company and HTFE entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The aggregate purchase totaled $10,500,000 consisting of $4,000,000 in cash and $6,500,000 is newly issued Company common stock or 473,354 shares, based on the average price for the immediately preceeding fifteen consecutive trading days of $13.73. All assets will be used to produce electric motors with technical support and certified patents. An appraisal report dated July 16, 2007 assessed the fair market value of the acquired assets at RMB 79,550,756, approximately $10.5 million. The Company recorded the asset acquisition at fair value, none of the purchase price was allocated to goodwill.

In December 2006, the Company formed Shanghai Tech Full Electric (Shanghai Tech Full) a wholly-owned subsidiary, to develop and manufacture electric motor accessories. The Company invested approximately $4,780,000 in construction on plant as of September 30, 2007. Shanghai Tech Full is expected to begin production in 2008.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

		Percentage of
		Ownership
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric, Co., Ltd	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Shanghai Tech Er Full Electric	Shanghai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits totaling $60,960,638 and $67,221,852, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers accounted for approximately 77% of the net revenue for the period ended September 30, 2007, with each customer individually accounting for 22%, 22%, 16%, 9%, and 8%, respectively.  At September 30, 2007, the total receivable balance due from these customers was $12,521,547. Four major customers accounted for 82% of the net revenue for the nine months period ended September 30, 2006. At September 30, 2006, the total receivable balance due from these customers was $9,266,100.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Five major vendors provided approximately 82% of the Company’s purchases of raw materials for the period ended September 30, 2007, with each vendor individually accounting for 29%, 21%, 14%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 at September 30, 2007. Four vendors provided 87% of the Company’s purchase of raw materials for the nine month period ended September 30, 2006. The Company’s accounts payable to these vendors was $0 at September 30, 2006.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $12,521,547 and $8,827,799 as of September 30, 2007 and December 31, 2006, respectively. The allowance for doubtful accounts amounted to $46,359 and $44,552 as of September 30, 2007 and December 31, 2006, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The realized gain was $571,143 for the nine months ended September 30, 2006. The Company determines cost on specific identification method. All marketable securities were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. The Company no longer holds marketable securities.

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2007, there were no impairments of its long-lived assets.

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
SEPTEMBER 30, 2007
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

In addition, revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the nine months ended September 30, 2007 and 2006 such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $402,990 and $184,232 for the nine months ended September 30, 2007 and 2006 and totaled $178,243 and $54,372 for the three months ended September 30, 2007 and 2006.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at September 30, 2007 and December 31, 2006, respectively.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2007 and 2006:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	SEPTEMBER 30,
	2007	2006
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	33	33
Tax exemption	(33)	(33)
Total provision for income taxes	-%	-%

The estimated tax savings for the nine months ended September 30, 2007 and 2006 amounted to $7,367,542 and $3,740,511. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $ 0.76 to $ 0.32 in 2007 and $ 0.73 to $ 0.48 in 2006.

Harbin Electric, Inc. and Advanced Electric Motors, Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $8,351,255 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027 and 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the nine month period ended September 30, 2007 was an increase of $2,840,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $7,828,751 and $3,776,913 for the nine months ended September 30, 2007 and $4,381,379 and $2,283,576 for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the followings:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2007	December 31, 2006
VAT tax payable	$743,510	$522,197
Individual income tax payable	1,927	335
Business tax payable	-	6,538
Others misc. tax payable	34,550	27,873
Total	$779,987	$556,943

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $1,070 and $323,820 for the nine months ended September 30, 2007 and 2006, respectively, and $1,070 and $63,845 for the three months ended September 30, 2007 and 2006, respectively.

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

Derivative instrument

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. On April 2, 2007, $5,387,485 was recorded as a loss on the derivative investment in other comprehensive income (loss) upon entering into the hedge agreement. As of September 30, 2007, the change in the fair value of the derivative instrument totaled $1,659,921 and was recorded in other comprehensive loss.

Foreign currency transactions

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

Translation adjustments resulting from this process amounted to $(1,059,479) and $2,031,891 as of September 30, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at September 30, 2007 were translated 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the periods ended September 30, 2007 and 2006 were 7.65 RMB and 8.00 RMB to $1.00 USD, respectively.

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
SEPTEMBER 30, 2007
(UNAUDITED)

Change in accounting for registration rights penalties

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

In connection with the convertible debt and warrants issued in October 2006, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the convertible debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment.

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
SEPTEMBER 30, 2007
(UNAUDITED)

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

The following is a reconciliation of the basic and diluted earnings per share computations for the periods ended September 30, 2007 and 2006:

	2007	2006
For the nine months ended September 30, 2007 and 2006
Net income for basic and diluted earnings per share	$12,724,441	$11,755,399

Weighted average shares used in basic computation	16,810,065	16,600,451
Diluted effect of stock options and warrants	1,405,346	2,634,683
Weighted average shares used in diluted computation	18,215,411	19,235,134

Earnings per share:
Basic	$0.76	$0.71
Diluted	$0.70	$0.61

For the three months ended September 30, 2007 and 2006
Net income for basic and diluted earnings per share	$4,764,222	$4,283,156

Weighted average shares used in basic computation	17,226,880	16,600,451
Diluted effect of stock options and warrants	1,405,366	894,803
Weighted average shares used in diluted computation	18,632,246	17,495,254

Earnings per share:
Basic	$0.28	$0.26
Diluted	$0.26	$0.24

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

At September 30, 2007, all stock options and warrants have been included in the diluted earnings per share calculation.

Note 4 – Inventories

Inventories consist of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Raw and packing materials	$811,174	$432,998
Work in process	682,144	120,367
Finished goods	383,644	29,922
Total	$1,876,962	$583,287

Note 5 – Plant and equipment

Plant and equipment consist of the following at September 30, 2007 and December 31, 2006:

	2007	2006
Buildings	$5,594,905	$5,396,163
Office equipment	344,442	203,188
Production equipment	4,181,993	803,854
Vehicles	267,514	129,938
Construction in progress	9,315,650	3,477,322
Total:	19,704,504	10,010,465
Less: accumulated depreciation	(1,204,601)	(790,931)
Property and equipment, net	$18,499,903	$9,219,534

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin manufacture plan. The management expects that the construction of the new plant will be completed by the end of 2008. No depreciation is provided for construction in progress until such time until the constructions are completed and are placed into service. Those assets will subject to the depreciation based upon the nature of the fixed assets.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $505,270 and $180,438, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $295,871 and $102,780, respectively.

As of September 30, 2007, a total of $297,489 has been capitalized into construction in progress.

Note 6 - Intangible assets

Land use rights - all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for of $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition in July 16, 2007 as discussed further in Note 17. Capitalized patent costs are amortized on a straight method over the related patent terms from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2007, no impairment of intangible assets has been identified or recorded.

Net intangible assets at September 30, 2007 and December 31, 2006 were as follows:

	2007	2006
Land use rights	$383,805	$356,484
Patents	6,047,675	444,216
Less: accumulated amortization	(313,861)	(160,363)
Intangible assets, net	$6,117,619	$640,337

Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $241,354 and $34,402, respectively. Amortization expense for the three months ended September 30, 2007 and 2006 amounted to $194,050 and $34,402, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 7 – Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $1,781,398 and $834,590 as of September 30, 2007 and December 31, 2006, respectively. Additionally, the Company made advances on equipment purchases totaling $12,922,994 at September 30, 2007 and $0 as of December 31, 2006, respectively.

Note 8 – Advance for intangible assets

The advances for intangible assets as of September 30, 2007 and December 31, 2006 consist of the following:

	2007	2006
Patent prepayment	$-	$192,300
Land use right prepayment	1,347,340	1,294,820
Advances on intangible assets	$1,347,340	$1,487,120

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount that HTFE shall pay to Shanghai Lingang is approximately $2.54 million ("Fee"), 55% or $1,294,820 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement provides that HTFE shall invest approximately $15 million in the Site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of September 30, 2007, the application of the land use lease is still in process.

Note 9 – Other assets

Other assets as of September 30, 2007 and December 31, 2006 consist of the following:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	2007	2006
Research and development prepayment	$500,424	$1,098,857
Deferred expenses	7,584	2,982
Total	$508,008	$1,101,839

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

The research and development prepayment has been amortized based on the process of the service occurred under SFAS 2 and EITF 07-3. Total of $591,073 has incurred as research and development expense for the nine months ended September 30, 2007.

Interest receivable represents the interest that the Company accrued on the certificate deposit. The Company expects to receive the interest at the end of 2007.

Note 10– Additional product sales information

The Company has a single operating segment. Majority of the Company’s revenue were generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic area for the nine months ended September 30, 2007 and 2006 are as following:

	2007	2006
China	$40,801,406	$28,274,856
International	5,314,539	132,200
Total	$46,115,945	$28,407,056

Note 11 – Financing

On August 29, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a financing term sheet dated as of August 2, 2006 (the “Term Sheet”). The Term Sheet relates to the proposed issuance of Senior Secured Notes in a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50 million aggregate principal amount of the Company's Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 5.3% at September 30, 2007), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

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
SEPTEMBER 30, 2007
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

The warrant agreements contain a cashless exercise provision. During the quarter ended September 30, 2007, the Company issued 531,650 shares of common stock in 2 separate cashless transactions.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Warrants exercised	Exercise price	Trade date	Market price	Shares issued
	663,462	$7.80	August 13, 2007	$13.90	291,160
	159,133	$10.84	August 13, 2007	$13.90	35,490
	384,165	$7.80	September 28, 2007	$16.25	205,000
Total	1,206,760				531,650

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

The fair value of the warrants upon issuance totaled $22,921,112, was initially treated as a discount to the carrying value of the debt, and would have been amortized over the life of the loan using the effective interest method. $3,399,099 and $1,510,711 was amortized to interest expense for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively. As of September 30, 2007, the unamortized debt discount totaled $18,011,302.

	2007	2006
Long-term debt:
Principal amount	$50,000,000	$50,000,000
Less unamortized discount	(18,011,302)	(21,410,401)
Long-term debt, net of unamortized discount	$31,988,698	$28,589,599

Debt issuance costs totaled $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $554,551 was amortized to interest expense for the nine months ended September 30, 2007. As of September 30, 2007, the unamortized debt issuance costs totaled $2,183,661.

Net interest expense for nine and three months ended September 30, 2007 and 2006 was comprised of the following:

	For the nine months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Interest expense on debt issuance costs	$554,551	-	$308,333	-
Interest expense	3,178,578	-	1,603,459	-
Interest income earned on cash deposits	(864,254)	(57,602)	(551,605)	(26,569)
Interest received on derivative instrument	(554,602)	-	(256,965)	-
Amortization of debt discount	3,399,099	-	1,133,033	-
Interest expense (income), net	$5,713,372	(57,602)	$2,236,255	(26,569)

Note 12 – Derivative instrument

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at September 30, 2007 was a payable of $7,047,406. From the inception date to September 30, 2007, changes in fair value of the swap resulted in a increase in the liability and a loss to other comprehensive income of $1,659,919, net of taxes. During the nine months ended September 30, 2007, the Company received $554,602, which was recorded as a gain from derivative transactions. For nine months ended September 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Note 13 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Accumulated other comprehensive income:
Balance at January 1, 2006	$997,466
Foreign currency translation gain	730,097
Unrealized loss on investment	(587,171)
Balance at September 30, 2006	1,140,392
Foreign currency translation gain	304,328
Unrealized loss on investment	587,171
Balance at December 31, 2006	2,031,891
Foreign currency translation gain	3,956,036
Change in fair value of derivative instrument	(7,047,406)
Balance at September 30, 2007	$(1,059,479)

Note 14 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of September 30, 2007 and December 31, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $2,303,514 and $1,130,000, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007. Under the terms of the agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007. The Company will contribute $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009.

As discussed in Note 12, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for Renminbi to US Dollars drops below certain levels, the Company will be required to deposit up to $4,000,000.

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700. The agreement expires February 2009. Rent expense for the nine months ended September 30, 2007 and 2006 amounted to $24,057 and $23,499, respectively. Total future minimum lease payments at September 30, 2007, are as follows:

Period ended September 30,	Amount
2008	$32,078
2009	13,675
Thereafter,	-

Note 15 – Shareholders’ equity

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2006	480,000
Granted	3,487,368
Forfeited	-
Exercised	-
Outstanding as of December 31, 2006	3,967,368
Granted	-
Forfeited	-
Exercised	(1,269,710)
Outstanding as of September 30, 2007	2,697,658

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Following is a summary of the status of warrants outstanding at September 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$ 3.50	417,500	3.42	$3.50	417,500	$3.50
$ 10.84	366,697	5.17	$10.84	366,697	$10.84
$ 7.80	1,528,846	2.17	$7.80	1,528,846	$7.80
$ 7.80	384,615	2.14	$7.80	384,615	$7.80
Total	2,697,658			2,697,658

Note 16 – Options

In May 2005 the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	400,000	$3.55	$1,818,409
Granted	500,000	8.10	1,450,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2006	900,000	$6.11	$3,052,500
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2007	925,000	$6.28	$3,052,500

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price
$ 3.10	150,000	2.84	$3.10	150,000	$3.10
$ 3.93	250,000	1.49	$3.93	150,000	$3.93
$ 8.10	500,000	3.85	$8.10	152,778	$8.10
$ 12.40	25,000	2.42	$12.40	2,087	$12.40
Total	925,000			454,865

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Note 17 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. A total of $194,250 has been reclassified from advance on intangible assets as of December 31, 2006 to intangible assets as of September 30, 2007 and has no effect on cash flow.

For the nine months ended September 30, 2007, the Company recorded stock based compensation expense amounting to $705,723.

On July 19, 2007, the Company issued 473,354 shares of common stock in valued at $6,500,000 plus $4,000,000 of cash as payment for part of the purchase price for certain assets acquired from Harbin Taifu Auto Electric Co., Ltd., The fair value of net assets acquired as follow:

		Assessed
Item	Book value	Fair Value
Current assets	$2,186,039	$2,186,039
Equipment	2,987,640	2,987,640
Patent rights	1,223,522	5,326,321
Total assets acquired	$6,397,201	$10,500,000

Note 18 –Employee pension

The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $27,394 contributions of employment benefits, including pension in the period ended September 30, 2007. The Company made $10,767 in contributions of employment benefits, including pension in the period ended September 30, 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 19 – Legal proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Following is the summary of the current litigation as of September 30, 2007.

Leong Sing Lye v. Harbin Electric, Inc. United States District Court, District of Nevada, Case No. 2:06-CV-00796

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company's alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or, in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company's Consultant of Corporate Strategy, as well as court costs and reasonable attorneys' fees. The Company has filed an answer to Mr. Lye's complaint denying the material allegations thereof and a counterclaim against Mr. Lye for fraud and related claims. The Company intends to vigorously defend itself against Mr. Lye's claim, if not withdrawn, and pursue its counterclaim. The parties are in the discovery process. The Company has filed a motion for summary judgment to eliminate portions of Mr. Lye's case and Mr. Lye has filed a cross-motion. The parties await the Court's ruling on these matters. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experienced growth in our revenues of over sixty-two percent during the last fiscal year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. An expansion of our operations will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We have a substantial amount of debt. As of September 30, 2007, we had approximately $2.6 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

- payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

- limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

- expose us to interest rate fluctuations because the interest rate is variable;

- increase our vulnerability to general adverse economic and industry conditions;

- require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

- restrict us from making strategic acquisitions or pursuing business opportunities;

- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

- limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

- place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

Our success will depend on our ability to continue to develop and market linear motors and other motor products. While we have been granted four patents in China relating to linear motor applications, we currently have not applied for patents for our technical processes and designs, as we believe an application for such patents would result in public knowledge of our proprietary technology and designs.

Because of our dependence on a few key customers, the loss of any key customer could cause a significant decline in our revenues.

Five major customers accounted for 77% of the net revenue for the period ended September 30, 2007. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 82% of the Company’s purchases of raw materials for the period ended September 30, 2007. We currently obtain most of our raw materials from Shanghai KuiSheng Mechanical & Electrical Company, Harbin Longjiang Mould Company, and Jiangyin Huaming General Cabel Co. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 70% of our issued and outstanding common stock as of September 30, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies is 33%. A reduced income tax rate of 15% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. The estimated tax savings for the nine months ended September 30, 2007 and 2006 without preferential tax treatment amounted to approximately $7.4 million and $3.7 million, respectively.

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

Reserves are recorded primarily on a specific identification basis. Reserve for potential credit losses was $44,552 as of December 31, 2006 and $46,359 as of September 30, 2007. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the year ended December 31, 2006 and for the nine months ended September 30, 2007, such returns and allowances were $0 for each of the periods. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Derivative Financial Instruments

The Company uses derivative financial instrument such as cross-currency swap. Derivative financial instrument is initially recognized in the balance sheet at cost and subsequently re-measured at the fair value. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes, changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

For the nine months ended September 30, 2007, we generated net revenues of $46,115,945 compared to $28,407,056 during the nine-month ended September 30, 2006. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods. The increase was due to increased sales to our existing customers and also our new customers that we obtained through the acquisition of Harbin Taifu Auto Electric Co., Ltd. The total revenue contributed from the acquisition was approximately $5.17 million.

Gross Profit

The Company achieved a gross profit of $23,139,989 for the nine months ended September 30, 2007 compared to $13,879,024 for the nine months ended September 30, 2006. The increase is directly related to our increases in sales levels and improved mix of product sales. Gross margin, as a percentage of revenues, was 50.2% for the nine months ended September 30, 2007 compared to 48.9% for the nine months ended September 30, 2006. The gross margin percentage remains within a normal range and the change reflects a more favorable mix of products shipped in the first and second quarters of 2007 versus the corresponding period in 2006.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development, general and administrative costs, and non-cash amounts to account for stock based compensation. The Company incurred total operating expenses of $5,413,058, or 11.7% of sales, for the nine months ended September 30, 2007. This represents an increase of $1,123,611 compared to $4,289,447, or 15.1% of sales for the nine months ended September 30, 2006. Selling, general and administrative expense amounted $4,661,175, or 10.1% of sales, compared to $3,065,619 or 10.8% for the nine months ended September 30, 2006. SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants. The increase this period is due to our efforts to support an increased revenues level and related sales activity and stock based compensation expense.

Interest expense

Net interest expense (income) for the nine months ended September 30, 2007 and 2006, were $5,713,372 and $(57,602), respectively. Net interest expense for nine months ended September 30, 2007 was comprised of the amortization of debt issuance costs, the amortization of debt discount, accrued interest expense for the semiannual interest due in August on our $50 million debt, and offset by interest income earned on cash deposits and interest rate swap agreement with Merrill Lynch signed on April 2, 2007.

Amortization expense of debt discount amounted to $3,399,099 during the nine months ended September 30, 2007 compared to $0 for the nine months ended September 30, 2006. The increase for the period was attributable to amortization of debt discount for the $50 million notes issued on August 30, 2006. As of September 30, 2007, the unamortized debt discount totaled $18,011,302.

Debt issuance costs totaled $2,954,625 are carried in other assets and are amortized over the life of the loan using the effective interest method. $554,551 was amortized to interest expense for the nine months ended September 30, 2007. As of September 30, 2007, the unamortized debt issuance costs totaled $2,183,661.

As of September 30, 2007, the Company received $554,602 from Merrill Lynch on behalf of the cross currency hedge, which was recorded as a gain from derivative transactions.

Non-operating income

The Chinese government grants to all new technology and innovated manufacturers financial grant income. The income received from the government was recorded as additional paid in capital. The Company has received a total of $774,482 and $0 for the nine months ended September 30, 2007 and 2006, respectively. The grant income can be continuous and under the Chinese government restriction, the Company cannot forecast or control the amount to be received.

Net Income

The Company's net income was $ 12,724,441 or 27.6% of sales for the nine months ended September 30, 2007, compared to $11,755,399 or 41.4% of sales for the nine months ended September 30, 2006. Increase in net income was due to the new customers, new product lines, and incresed sales to the existing customer, especially the sales from new acquired Harbin Taifu Auto Electric Co.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

For the three months ended September 30, 2007, we generated net revenues of $18,500,038 compared to $9,817,053 for the three months ended September 30, 2006. Sales of linear motor and special motor products drove the growth in the period. Industrial electric linear motors and special motors continued to comprise significantly all of our total product sales in both comparable periods.

Gross Profit

The Company achieved a gross profit of $9,061,691 for the three months ended September 30, 2007 compared to $4,804,497 for the nine months ended September 30, 2006. The increase is directly related to our increases in sales levels and improved mix of product sales. Gross margin, as a percentage of revenues, was 49.0% for the three months ended September 30, 2007 compared to 48.9% for the three months ended September 30, 2006. The gross margin remains within a normal range and the change reflects a more favorable mix of products shipped in the third quarter of 2007 versus the corresponding period in 2006.

Operating Expenses

Our total operating expenses consist of costs associated with sales and marketing, research and development expenditures, general administrative costs, and amounts to account for stock based compensation. The Company incurred total operating expenses of $1,999,378, or 10.8% of sales for the three months ended September 30, 2007. This represents a reduction of $32,462 compared to $2,031,840, or 20.7% of sales for the three months ended September 30, 2006. Aggregated selling general and administrative expenses of $1,700,854, or 9.2% of sales, compared to $1,634,766 or 16.7% for the three months ended September 30, 2006. SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants.

Net Income

The Company's net income was $ 4,764,222 or 25.8% of sales for the three months ended September 30, 2007, an increase of $481,066 or 11.2% compared to $4,283,156 or 43.6% of sales for the three months ended September 30, 2006. Increase in income was due to the increase of the company's main operation sales, increase in government grants, and also the interest income due to the cash deposit in bank and the cross currency swap interest income.

Liquidity and Capital Resources

As of September 30, 2007, the Company had $61,060,638 cash and cash equivalents. The Company had net cash flows provided by operations of $15,050,037 for the nine month period ended September 30, 2007, as compared to net cash provided by operations of $6,113,114 in the corresponding period last year. The change in net cash flows from operations in the current period as compared to the corresponding period last year was mainly from the working capital. Cash flows used in investing activities was $21,649,411 for the nine months ended September 30, 2007 compared with a net cash provided by investing activities for the amount of $559,052 for the same period ended September 30, 2006. The increase investing activity was due to prepayments related to new equipment purchases and investments in fixed assets. The change in net cash flows used in financing activity was $1,903,250 for the nine months ended September 30, 2007 as a result of deposit to secure derivative instrument. Compare to cash provided by financing activity of $47,779,559 in the same period in 2006, in which period the Company received total capital contribution amounted to $47,462,700. The Company had a net decrease in cash and cash equivalent of $6,253,281 in the current period as compared to a net increase of $54,854,750 in the corresponding period last year. Our net decrease in cash and cash equivalents during the nine months ended September 30, 2007 was mainly due to prepayments made for equipment purchases and deposit to secure derivative instruments.

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

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at September 30, 2007 was a payable of $7,047,406. From the inception date to September 30, 2007, changes in fair value of the swap resulted in other comprehensive loss of $1,659,919, net of taxes and an increase to liability. During the nine months ended September 30, 2007, the Company received $554,602, which was recorded as a gain from derivative transactions. For nine months ended September 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of derivative instrument.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal controls over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Following is the summary of the current litigation as of September 30, 2007.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information
On October 23, 2007, the Company entered into an Equity Registration Rights Agreement with Abax Lotus Ltd., a Cayman Islands limited company (the “Abax Lotus”), Hero Wave Investments Limited, a British Virgin Islands company (“Hero Wave”) and Tianfu Yang, as guarantor, pursuant to which the Company has agreed to provide registration rights with respect to (i) an aggregate of 700,000 shares of common stock of the Company sold by Hero Wave, Broad Globe Investments Limited, a British Virgin Islands limited company (“Broad Globe”), Victory Lake Investments Limited, a British Virgin Islands limited company (“Victory Lake”), and Sea Giant Investments Limited, a British Virgin Islands limited company (“Sea Giant”), to Abax Lotus and (ii) certain additional shares of common stock of the Company which may be subsequently acquired by Abax Lotus on or prior to March 1, 2009. Tianfu Yang, the Company’s Chief Executive Officer, is the owner of 100% of the outstanding equity of Hero Wave, Suofei Xu, the Company’s Vice President, is the owner of 100% of the outstanding equity of Broad Globe, Zedong Xu, the Company’s Chief Financial Officer, is the owner of 100% of the outstanding equity of Victory Lake, and Tianli Yang, the Company’s Vice President, is the owner of 100% of outstanding equity of Sea Giant.

Pursuant to the terms of the Equity Registration Rights Agreement, (i) the Company has agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), within sixty (60) days after October 17, 2007 a Registration Statement for an offering to be made on a delayed or continuous basis pursuant to Rule 415 of the Securities Act (a “Shelf Registration Statement”) registering the resale from time to time of all Registrable Securities (as defined in the Agreement) by any person(s) who hold Registrable Securities (collectively, the “Holders”) and (ii) the Company has agreed to use its best efforts to cause the initial Shelf Registration Statement to become effective under the Securities Act as promptly as is practicable but in any event by the date that is one hundred twenty (120) days after October 17, 2007.

Pursuant to the terms of the Equity Registration Rights Agreement, at any time and from time to time beginning on or after March 1, 2008 and ending on March 1, 2009 any of the Holders shall be entitled to make up to two written demands for registration (each a “Demand”). under the Securities Act of any Registrable Securities then held by such Holder(s), other than Registrable Securities acquired under the Purchase Agreement dated as of September 28, 2007, by and between Abax Lotus and Hero Wave, the Purchase Agreement dated as of September 28, 2007, by and between Abax Lotus and Broad Globe, the Purchase Agreement dated as of September 28, 2007, by and between Abax Lotus and Victory Lake, and the Purchase Agreement dated as of September 28, 2007, by and between Abax Lotus and Sea Giant. Upon receipt of such Demand, the Company has agreed to prepare and file or cause to be prepared and filed with the SEC, a Registration Statement with respect to the Registrable Securities the subject of the Demand and use its best efforts to cause such Registration Statement to become effective under the Securities Act as promptly as is practicable but in any event by the date that is one hundred and twenty (120) days after the Company receives the Demand.

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.
10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.
10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the year of 2007:

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

(vi)
Form 8-K filed on October 23, 2007 disclosing the Company’s entry into an Equity Registration Rights Agreement with Abax Lotus Ltd., a Cayman Islands limited company (the “Abax Lotus”), Hero Wave Investments Limited, a British Virgin Islands company (“Hero Wave”) and Tianfu Yang, as guarantor, pursuant to which the Company agreed to provide registration rights with respect to (i) an aggregate of 700,000 shares of common stock of the Company sold by Hero Wave, Broad Globe Investments Limited, a British Virgin Islands limited company, Victory Lake Investments Limited, a British Virgin Islands limited company, and Sea Giant Investments Limited, a British Virgin Islands limited company, to Abax Lotus and (ii) certain additional shares of common stock of the Company which may be subsequently acquired by Abax Lotus on or prior to March 1, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: November 14, 2007	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibits:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.
10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the year of 2007:

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

(vi)
Form 8-K filed on October 23, 2007 disclosing the Company’s entry into an Equity Registration Rights Agreement with Abax Lotus Ltd., a Cayman Islands limited company (the “Abax Lotus”), Hero Wave Investments Limited, a British Virgin Islands company (“Hero Wave”) and Tianfu Yang, as guarantor, pursuant to which the Company agreed to provide registration rights with respect to (i) an aggregate of 700,000 shares of common stock of the Company sold by Hero Wave, Broad Globe Investments Limited, a British Virgin Islands limited company, Victory Lake Investments Limited, a British Virgin Islands limited company, and Sea Giant Investments Limited, a British Virgin Islands limited company, to Abax Lotus and (ii) certain additional shares of common stock of the Company which may be subsequently acquired by Abax Lotus on or prior to March 1, 2009.