Form 10KSB
period 2007-12-31
Harbin Electric, Inc
filed 2008-03-10
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

The issuer’s revenues for the year ended December 31, 2007 were $ 65,402,864

As of February 28, 2008, the aggregate market value of the issuer’s common stock held by non-affiliates was $154,955,567.

As of February 28, 2008, the issuer had outstanding 18,170,656 shares of common stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Harbin Electric, Inc. (“Harbin Electric”), through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors, motor/controller automation systems, automobile specialty micro-motors, and other special motors. The terms “Harbin,” “Harbin Electric,” “we,” “Company,” “us” and “our” and similar terms refer to Harbin Electric and its subsidiaries, unless otherwise expressly stated or the context requires otherwise.

HTFE was founded in the People’s Republic of China (the “PRC”) in April 2003. In August 2004, the shareholders of HTFE exchanged all outstanding stock of HTFE for stock of a newly formed Delaware corporation Tech Full International Inc. (“TFI”) and HTFE thereby became a wholly-owned subsidiary of TFI.

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

The transaction with Torch was accounted for as a reverse acquisition since the former shareholders of TFI acquired control of Torch. The merger of TFI and Torch Subsidiary was recorded as a recapitalization of TFI, with TFI being treated as the surviving entity for accounting purposes notwithstanding the fact that TFI was not the surviving corporation in the merger. The entities also changed their fiscal year to the period ending December 31.

Harbin Electric owns all of the outstanding stock of AEM, which in turn owns all of the outstanding stock of HTFE, the operating subsidiary. Both Harbin Electric and AEM are non-operating holding companies. Except as the context other requires, references in this annual report on Form 10-KSB to “the Company” mean Harbin Electric, Inc. and such subsidiaries.

The Company is located in the Harbin Development Zone (“HDZ”) in the city of Harbin, China, the capital of Heilongjiang Province. Our facilities include a connected two-story factory and a three-story office building. This represents a combined space of 178,564 square feet. Our property is situated on approximately 215,278 square feet of land in the Harbin Development Zone.

The HDZ consists of Harbin Economic and Technological Development Zone and Harbin High and New Technological Development Zone. They are both recognized and authorized at the national level. The main mission of HDZ is to encourage the development of high and new industry technologies and become an impetus to the growth of the provincial and municipal economy by means of providing investment incentives, good services and a favorable investment environment. These unique benefits, in addition to the rich human resources and favorable tax policy are the key benefits to conducting business in the HDZ.

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd. (Shanghai Tech Full), a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company invested approximately $9 million in construction on plant through December 31, 2007. Shanghai Tech Full is expected to begin production in 2008.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture customized industrial automation controllers. The initial term of the arrangement shall run from April 9, 2007 to August 31, 2008. During the initial term, Shelton shall be entitled to receive 49% of the profits earned by AAG. Pursuant to the terms of the Letter Agreement, the Company has agreed to contribute to AAG up to $3,000,000 in separate installments ($1,200,000 by April 19, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009). Pursuant to the terms of the Letter Agreement, Shelton has assigned to AAG all of its existing customer accounts and grant to AAG an exclusive royalty free worldwide license to its technology and intellectual property related to precision servo motor controllers for industrial automation. We have included the financial results of AAG in our consolidated financial statements beginning April 2007.

On June 16, 2007, the Company through HTFE entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The acquisition was consummated on July 12, 2007. The Company paid an aggregate purchase price of $10,500,000 for the acquisition, which consisted of $4,000,000 in cash and 473,354 newly issued shares of the Company’s Common Stock. As a related party transaction, Harbin Electric's Board of Directors established an independent special committee to evaluate the Taifu Auto acquisition and engaged a globally recognized financial advisor to provide a fairness opinion on the acquisition.

Joint Research and Development Agreement

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a linear motor driven train system to be tested at the Beijing Airport railway line in the PRC by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

The R&D Agreement provides for a budget of approximately $3.13 million, consisting of $1.88 million to be invested by HTFE and the remainder to be invested by IEECAS. HTFE is to be responsible for designing and manufacturing certain components of the system, including the high power linear traction motors, track reaction plates, the body of the test vehicle, the test vehicle’s DC/AC power supply components, and other mechanical and auxiliary components. Any patents resulting from this project are to be jointly-owned by the parties. Ownership of other non-patent rights, such as the right of use and right of transfer under PRC intellectual property laws, are to be decided by the parties by mutual agreement. The R&D Agreement further stipulates, among other things, that the economic benefits as a result of the commercialization of the research results shall be divided between the parties on a pro rata basis in accordance with their respective level of total investments.

Land Use Lease

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”).

The term of the lease is 50 years and totaled $2.54 million (“Fee”), 50% of which has been paid and 45% of which is payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The balance is payable within seven days of receipt of a regulatory permit for work commencement.

The Land Use Agreement requires HTFE to invest approximately $15 million in the site and register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

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

In addition, we, Mr. Tianfu Yang and Citadel entered into a voting agreement, dated August 30, 2006, (the “Voting Agreement”) pursuant to which Mr. Yang has agreed to vote his shares of the capital stock of the Company in whatever manner as shall be necessary (i) to ensure the election of up to two nominees of Citadel to the Company’s board of directors (ii) to ensure that the size of the Company’s board of directors is sufficient to permit the appointment and/or election of the Citadel nominees and (iii) to ensure that the total size of the Company’s board of directors does not exceed ten (10) members at any time. On March 19, 2007, Citadel exercised its right to terminate the Voting Agreement. As of March 19, 2007, Citadel no longer had any designees on the Company’s Board of Directors.

The Investors and Mr. Tianfu Yang also entered into a noncompetition covenant and agreement, dated August 30, 2006, relating to Mr. Yang’s employment as our Chief Executive Officer and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

INDUSTRY OVERVIEW

The linear motor (“LM”) industry is a fast-growing industry in China. Historically, electric rotary motors have been used in various industries throughout China, but performance and efficiency issues associated with traditional electric motors have spurred an interest in the industry to consider alternative technologies such as LMs. Compared with traditional rotary motors, we believe that LMs are simpler to control, easier to operate, more reliable and capable of reducing operating costs in the long term.

Unlike rotary motors that rely on centrifugal rotation, or torque, a linear motor is an electric motor that transmits force through a magnetic field without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced wear and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with industrial rotary motors. Many applications that require some sort of linear motion can benefit from the use of LMs.

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

Automobile specialty micro-motors are used for various automation functions in an automobile. In order to stay competitive and attract customers, automobile makers have been trying to keep cost down while offering more features in an automobile, which particularly drives up the degree of automation in an automobile offered by automakers. This trend has created a new market for new types of automobile specialty micro-motors that automate different parts of an automobile including car seats, front and back, windows, trunks, door locks, mirrors, sliding doors, roofs, etc. We believe that the worldwide demand for automobile specialty micro-motors with low cost and high quality is rapidly growing. Global automakers are increasingly sourcing auto parts from low cost countries including China.

OUR STRATEGY

Our objective is to be a leading global manufacturer offering a broad range of electric motors from linear motors, to specialty micro-motors, to industrial rotary motors with a focus on highly specialized, energy-efficient, customized, and value-added products for domestic and international customers. We expect that our scale and size will grow and our product offerings will be broadened. To achieve this objective, we plan to execute the following key business strategies:

•
Strengthen Our Design and Development Capabilities. To meet the changing needs of our customers, we intend to continue to improve and strengthen our in-depth design capabilities to meet the changing needs of our customers, and continue to differentiate ourselves from our competitors in the global marketplace. We intend to capitalize on the significant growth in the end-markets for linear motors and automotive specialty micro-motors in China by continuing to build out our design expertise and production capacity.

•
Further Grow Market Share in Linear Motor Market. We are expanding our customer base by developing new products for existing and new customers. We successfully developed a “Tower Type Oil Pump” driven by permanent magnetic linear motors for the oil industry. We also designed the Cylinder Permanent Magnetic Linear Servo Motor which can be applied in many different applications including printers, air compressors and food slicers. Currently, we are jointly developing an urban mass transportation railway system driven by linear motors with the Institute of Electrical Engineering of the Chinese Academy of Sciences (IEECAS) and Changchun Railway Vehicles Co., Ltd. (CCRV).

•
Expand Capacity in Micro Motor Market. We are currently building a new plant facility in Shanghai that will address the market for specialty micro-motors used in automobile applications. The new facility is expected to increase capacity by 10 million units and to be partially operational in summer this year. This will allow us to supply the fast growing domestic automobile industry and capture the international auto markets that increasingly source auto parts from China.

•
Leverage Our Strong Customer Relationships into New Opportunities. We will continue to expand our presence in the Chinese market. While developing strategic relationships with established international firms, we will also proactively pursue opportunities in the global markets for linear and other special motors that have higher profit margins. We are currently working with several international companies in North America and Asia.

•
Enter into Industrial Rotary Motors Business by Acquisition. We are planning to enter the industrial rotary motors business focusing on high-end, energy-efficient, highly specialized products. This will enable us to offer a full range of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, which will further enhance the position of the company in electric motor industry.

PRODUCTS AND SERVICES

We develop, engineer, manufacture, and sell a wide array of customized linear motors, motor/controller automation systems, automotive specialty micro-motors, and other special motors. We develop products based on our customers’ specific design specifications using our proprietary process technology and expertise. The characteristics of the customers’ requirement and the specific technology application in each development are exclusive. With close customer relationships, in depth understanding of local markets and customer needs, and low production costs, we are able to outperform our international and domestic peers. We have steadily improved our competitive position in the electric motor industry, particularly in linear motors and automobile specialty micro-motors market.

Presently, we offer two key product lines:

1.	Linear motors and their integrated application systems

A linear motor is an electric motor that converts the electric energy through a magnetic field into linear motion without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced wear and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with industrial rotary motors. Many applications that require some sort of linear motion can benefit from the use of linear motors.

Compared to rotary motors, the advantages of linear motors include simplicity, reliability, and low maintenance due to fewer moving parts; precision movement; compact size; quiet motor operation; energy-efficient; easily customizable due to simplicity.

Linear motors can be designed in different sizes and shapes such as flat, pancake, cylindrical, round, etc. Our primary linear motor products include the following:

A. Flat linear asynchronous motor series (self-cooled)

The flat linear asynchronous motor series is widely applied in transmission systems as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications. The flat linear asynchronous motor series is self-cooling using the ambient environment.

B. Flat three-phase linear asynchronous motor (forced ventilation)

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

C. Integrated linear motor application systems

Our integrated linear motor system has been used in the oil services, factory automation, packaging, logistic systems, food industry, and mass transportation industry. Applications mainly include production transportation conveyor line, the postal service sorting machine, the baggage sorting machine, the printed matter sorting machine, food and meat slicer, oil pump machine of oilfield, automated power switch, and urban mass transportation linear motor driven railway system.

2.	Automobile specialty micro-motors

Automobile specialty micro-motors are used for various automation functions in an automobile. We have developed nine products that are used for car seat automation, back seat folding, EPS (electric power steering), automated window, and automated trunk opening. Several other types of specialty micro-motors are under development including micro-motors used for door lock, gas pedal, ABS, gas pump, and engine gas jet.

MANUFACTURING PROCESS

In the PRC, our subsidiaries own state-of-the-art manufacturing equipment, production lines, inspecting and testing equipment, and quality control systems. Our production facilities are constructed following the international standards that enable us to meet the demands of high quality engineering to ensure product reliability and durability. We believe that the facility and its landscape can accommodate potential capacity expansion plans.

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

MARKETING

Currently we receive contracts mostly through referrals and proposals with subsequent negotiations. We have a marketing and sales team of thirteen people that focuses on providing support and consultancy to customers. We target our products to the global original equipment manufacturers (“OEMs”) as components or in integrated systems. We also will collaborate with major system integrators to jointly develop and market new products. We have a close involvement with our customers to jointly develop and customize products for customers’ specific needs. We believe this active working relationship with customers has allowed us to win repeat business, create visibility and enhance our growth.

We also participate in industry trade shows, technical conferences, professional seminars and exhibitions, and use these events to promote our products, generate sales, and build brand awareness.

We are actively exploring the international markets for our products to develop business outside of China. We have established a wholly-owned subsidiary in the U.S. - Advance Automation Group, LLC. This subsidiary serves as the company’s research and development center that is specialized in industrial automation controller technology. Through this newly formed subsidiary, we believe that we can capitalize on the U.S.-based world class development expertise and a China-based electric motor manufacturing capability, expand our business into the industrial automation controller market, and enhance Harbin Electric’s existing R&D projects. We expect that this project will also provide us greater reach into the U.S. and international markets. We also have an executive office in New York that supports our sales and customer relationship management.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us include semi-finished products and component materials. The main raw materials consist of semi-finished products, including iron-ore, fans, radiators and control cabinets. The main component materials include enamel wire and metal plating. We believe that alternative sources are available for such materials other than our current suppliers.

Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the period ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 at December 31, 2007.

CUSTOMERS

Five major customers accounted for 72% of our net revenue for the year ended December 31, 2007, with each customer individually accounting for 20%, 20%, 13%, 10%, and 9%, respectively. At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable.

INTELLECTUAL PROPERTY

We hold eleven patents in China relating to our core LM and automobile specialty micro-motors technology as of December 31, 2007. These patents were issued by the Intellectual Property Rights Bureau of The People’s Republic of China as follows:

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
The advantages of the flat linear three-phase asynchronous motor of this utility model are that it drives linear movement units, thus the thrust force is generated directly without the needs of any conversion equipment. The intermediate conversion equipment is eliminated and the whole system is simplified. This makes the whole system run securely with improved transmission efficiency, reduced manufacturing costs and reduced maintenance costs to operate compared to rotary motors.

Cylinder Permanent Magnetic Linear Synchronous Motor	Utility	ZL20042001 8936.9	May 12, 2004	10 years from Application Date	This is used to drive the tower type oil pump.

Intelligence Linear Walking Beam Pumping Unit	Utility	ZL20042001 8931.6	May 11, 2004	10 years from Application Date	This oil pumping unit is an improvement from the traditional oil pump. It reduces the use of the conversion parts, reduces the noise, lowers the costs, and simplifies the structure..

Intelligence Coupled Well Head Pumping Unit	Utility	ZL20042001 8930.1	May 12, 2004	10 years from Application Date	This unit uses one linear motor to drive two oil pumps, which improves the efficiency, reduces the energy consumption and manufacturing costs.

Intelligence Straight Salver Pumping Unit	Utility	ZL20062002 0732.8	April 30, 2006	10 years from Application Date
The unit is equipped with three phase permanent magnetic synchronous linear motor, which drives the oil pump directly, eliminating the need for speed reducer and four linked lever etc. With simplified structure, it reduces the energy consumption, save manufacturing costs, and allows easy maintenance.

Cylindrical Linear Motor Tangential Magnetic Circuit Combined Secondary	Utility	ZL20062002 0494.0	March 30, 2006	10 years from Application Date	This is used for the secondary of a Cylinder Permanent Magnetic Linear Synchronous Linear Motor.

DC Motor Used in Auto Seat	Utility	ZL20042001 8371.4	January 19, 2004	10 years from Application Date	Improved version of DC motor with reduced noise, improved precision, lower costs, and longer life time.

Motor Used in Auto Electric Power Steering System	Utility	ZL200420063323.7	August 25, 2004	10 years from Application Date	This is used for auto electric power steering system. It has advantages of small size, light weight, simple structure, low cost, longer life time and reduced noise.

Cylinder Single Phase Asynchronous Linear Motor	Utility	ZL200620021524.X	August 24, 2006	10 years from Application Date	This is used in a power conversion switch. Simple structure, small in size, light weight, high operating reliability, speedy conversion, low maintenance, long life time.

RESEARCH AND DEVELOPMENT

Our design and development of linear motors and other special motors include both the development of products, which extend the product lines, and the modification of existing products to meet new application requirements. Additional development work is conducted to improve production methods. Our strategy is to leverage the internal product research and development capability with outside research from China’s scientific research institutions.

We collaborate closely with various scientific research institutions to advance development of new products and production methods. We have on-going relationships with Zhejiang University, Shanghai Micro-Motors Research Institute, and Institute of Electrical Engineering of the Chinese Academy of Sciences (IEECAS). For example, one of our joint research and development projects is the program with Zhejiang University where we have jointly developed a Permanent Magnetism Synchronization Servo Motor used for meat slicing in food industry.

Currently we have a joint research and development project with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) where we are jointly developing an urban mass transportation train system driven by linear motors. The prototype train system is scheduled to be tested in our facility during spring 2008 and a complete system is to be tested at the Beijing Airport railway line in the PRC by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

We have several new types of automotive specialty micro-motors under development including micro-motors used for door lock, gas pedal, ABS, gas pump, and engine gas jet.

Costs associated with research, new product development, and product improvements are treated as expenses when incurred and amounted to approximately $1,064,074 and $1,491,316 for the years ended December 31, 2007 and 2006, respectively.

EMPLOYEES

As of January 24, 2008, the Company had a total of 490 employees, of which 21 in management, 14 in administrative, 351 in production, 13 in sales, 11 in purchasing, 68 in research and development and 12 in finance and accounting management.

We believe that we have good working relationships with our employees, most of whom are located in Harbin, the capital of Heilongjiang Province. We are not a party to any collective bargaining agreements, and none of our employees are subject to collective bargaining agreements.

We have employment contracts with our employees. Employment contracts are designed to adhere to both State and Provincial employment and social security regulations under applicable Chinese or the U.S. law. We have signed confidentiality agreements with all of our employees.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. We experienced growth in our revenues of over seventy percent (71%) in fiscal 2006 and over sixty percent (62%) during the last fiscal year; however, there can be no assurance that we will be able to maintain such growth or any growth of our business. An expansion of our operations will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

The indenture governing our Notes contains various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.

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

We have a substantial amount of debt. As of December 31, 2007, we had approximately $4.07 million of total current liabilities, in addition to $50 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate is variable;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with $38 million 2012 senior notes, on April 3, 2007, the Company entered into a cross currency interest rate swap transaction (the SWAP) with Merrill Lynch International. The SWAP, with a notional principal value of $38 million, converts the LIBOR plus 3.35% variable interest to an 7.2% per annum RMB fixed interest rate. The Company uses this derivative instrument only to hedge exposures in the ordinary business course and does not invest in derivative instruments for speculative purposes.

We do not anticipate paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

We may not be able to adequately protect and maintain our intellectual property.

Our success will depend on our ability to continue to develop and market linear motors and other motor products. While we have been granted twelve patents in China relating to linear motor and automobile specialty micro-motor applications, we currently have not applied for patents for our technical processes and designs, as we believe an application for such patents would result in public knowledge of our proprietary technology and designs.

Because of our dependence on a few key customers, the loss of any key customer could cause a significant decline in our revenues.

Top five customers accounted for 72% of the net revenue for the fiscal year ended December 31, 2007. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the year ended December 31, 2007. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of the members of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life insurance on any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 61.94% of our issued and outstanding common stock as of December 31, 2007. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies is 33%. A reduced income tax rate of 15% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively low tax liabilities. The estimated tax savings for the year ended December 31, 2007 and 2006 without preferential tax treatment amounted to approximately $10.3 million and $5.5 million, respectively.

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

On July 21, 2005, the PRC government changed its policy of tying the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

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

We have previously established the U.S.-based executive offices located at 2 Penn Center, Suite 1306, Philadelphia, PA 19102 (“Penn Center”). In January 2006, we entered into an arrangement whereby we were assigned the rights of the then tenant of the Penn Center premises, which covered approximately 1,492 square feet. Under the arrangement between the then tenant and the landlord, the lease is scheduled to expire in April 2009 unless sooner terminated.

We are constructing the second manufacturing facility in Shanghai Zhuqiao Airport Industrial Zone (the "Site"). On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site"). The Company invested approximately $9 million in construction on plant as of December 31, 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In June 2006, an action was filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada, seeking specific performance of the Company’s alleged obligation to issue 228,000 shares of Common Stock and warrants to purchase 38,400 shares of common stock, or, in the alternative, the value of securities alleged to be owed to Mr. Lye under, or, monetary damages allegedly arising from, a so-called Appointment Agreement pursuant to which Mr. Lye alleges to have been appointed the Company’s Consultant of Corporate Strategy, as well as court costs and reasonable attorneys’ fees. On January 22, 2008, the Company, without admitting any liability, offered to allow judgment to be taken against the Company and in favor of Mr. Lye in full and final resolution of all claims and counterclaims in this action for the sum of one million dollars ($1,000,000). On February 1, 2008, the Company received a copy of Mr. Lye's Notice of Acceptance of the Company's Offer of Judgment, pursuant to which Mr. Lye accepted the Company's offer of judgment for the amount of one million dollars ($1,000,000). Judgment was entered on February 4, 2008. The Company made the $1 million payment in full to Mr. Lye on February 14, 2008 to settle the case.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Before January 31, 2007, our common stock was traded in the over-the-counter market and quoted through the Over-The-Counter (“OTC”) Bulletin Board under the symbol “HRBN.”  The Company’s common stock commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN.” The following table sets forth the high and low sale prices for our common stock for the periods indicated as reported by the OTC Bulleting Board System and the Nasdaq Global Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. We cannot give any assurance that a stable trading market will develop for our common stock. The closing bid for shares of our common stock on February 28, 2008 was $22.35 based upon bids that represent prices quoted by broker-dealers on the Nasdaq Global Market.

Period	Low ($)	High ($)
2008 First Quarter*	$18.80	$27.72
2007 Fourth Quarter	15.12	27.58
2007 Third Quarter	11.91	16.71
2007 Second Quarter	12.26	17.43
2007 First Quarter	8.07	13.25
2006 Fourth Quarter	7.75	9.50
2006 Third Quarter	8.30	12.00
2006 Second Quarter	9.25	13.48
2006 First Quarter	7.25	11.74
2005 Fourth Quarter	4.00	8.75
2005 Third Quarter	3.10	4.65
2005 Second Quarter	3.00	3.92
2005 First Quarter	2.85	3.00

* Through February 28, 2008.

As of December 31, 2007, there are approximately 50 holders of record of our common stock.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited and unaudited consolidated financial statements and the notes to those financial statements set forth commencing on page F-1 of this report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as” anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We manufacture, design, supply and service of customized linear motors, motor/controller automation systems, automobile specialty micro-motors, and other special motors for domestic China and other international markets. Our products are purchased by a broad range of customers, including those involved in oil services, factory automation, packaging, logistic systems, food industry, and mass transportation systems.

Our expenses have consisted primarily of those incurred with sales and marketing of our products, general and administrative costs associated with our operations and costs of maintaining our facilities, salaries and research and development. To date, we have funded our operations primarily through the sale of equity securities, issuing of debt, and retained earnings.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle while the accounting policy note in the financial statements describe the method used to apply the accounting principle. For a summary of our significant accounting policies, see Note 2 of the consolidated financial statements appearing elsewhere in this Annual Report.

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

Reserve for potential credit losses were $44,552 and $116,238 for the years ended December 31, 2006 and 2007, respectively. No amounts were written off during the periods indicated. If our estimate of our allowance is understated in future periods, operating income would be reduced.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, which is not in excess of market using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

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

Revenue Recognition

Our revenue recognition policies are structured to comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. For products that are required to be examined by customers upon receiving shipments, sales revenue is recognized after the customer examination is passed.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make custom products which are customer specific, and no returns are allowed. We warrant our product for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2006 and 2007 such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Derivative Financial Instruments

The Company uses derivative financial instrument such as cross-currency swap. The derivative is initially recognized in the balance sheet at cost and subsequently re-measured at fair value each reporting period. Changes in the fair values of derivative accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes, changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

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

RESULTS OF OPERATIONS

Revenue

Total sales for 2007 increased by $25.0 million or 62% to $65.4 million compared to sales of $40.4 million in 2006. Total sales consisted of 56% from linear motors and its integrated application systems, 16% from automobile specialty micro-motors, and 28% from controllers, amatures, and other special motors. For comparison, total sales in 2006 consisted of 67% from linear motors and its integrated application systems, 0% from automobile specialty micro-motors, and 33% from controllers, armatures and other special motors.

The sixty-two percent (62%) year-over-year sales growth were driven by increased sales from our existing customers and from our acquisition of Harbin Taifu Auto Electric Co., Ltd., a manufacturer of automobile specialty micro-motors that the Company acquired in July 2007. The sales of automobile specialty micro-motors from the acquisition contributed approximately $10.5 million to the total revenues, representing 42% of the total growth. The remaining 58% of the total growth is attributable to our existing customers that increased the purchases of our linear motor, armature and micro-motor products, and our new product Tower Type Oil Pump launched in early 2007. We delivered total of 13 units of the Tower Type Oil Pump in 2007.

The Company’s products sold directly to markets outside of China have also increased to 12.4% of total sales in 2007 from 3.1% in 2006, reflecting the rapid growth of our international business.

Gross Profit

The Company achieved a gross profit of $32.43 million in 2007 compared to $19.66 million in 2006, representing a 65% year-over-year growth primarily driven by higher sales volume and improved product mix. The overall gross profit margin, as a percentage of revenue, was 49.6% in 2007 compared to 48.6% in 2006. The slight increase in gross profit margin is largely driven by sales growth from our higher margin linear motors including Tower Type Oil Pump. By segment, the gross profit margin was 52% for linear motor segment, and 44% for automobile specialty micro-motors. The gross profit margin for our Tower Type Oil Pump was 53%. Changes in raw materials pricing did not have material impact on our gross margins in either 2007 or 2006.

The overall gross profit margin is expected to decline gradually as the sales contribution from our lower margin automobile micro-motors segment is expected to increase due to its faster growth than linear motor segment in the next few years. Additionally, we expect that the overall gross profit margin is likely to be impacted due to the business expansion and broadened product offerings driven by our multifaceted growth strategies. Our long-term objective is to maintain the gross profit margin above the respective industry average. We are confident that our technology focus and our product development capabilities will allow us to stay competitive long term.

Operating Expenses

Our total operating expenses consist of costs associated with research and development (R&D) as well as selling, general and administrative costs (SG&A). SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants. The Company incurred total operating expenses of $8,723,685 in 2007, compared to $5,667,260 in 2006. This represents an increase of $3,056,425, or 53.9%, year-over-year, primarily due to higher selling, general and administrative expense offset partially by lower research and development costs.

Selling, general and administrative expense amounted $7,659,611, or 11.7% of sales, in 2007, compared to $4,175,944, or 10.3% of sales, in 2006. The year-over-year increase in SG&A is primarily due to higher shipping, sales and marketing, and administrative costs as a result of volume growth and increased sales activity. Additionally, higher consulting, auditing, legal and administrative expenses associated with our listing on NASDAQ beginning in January 2007 contributed significantly to the increase in SG&A costs.

Shipping and handling costs totaled $647,585 and $278,144 for the years ended December 31, 2007 and 2006, respectively. Advertising costs were $1,183 and $259,975 for the years ended December 31, 2007 and 2006, respectively. Stock based compensation expense totaled $1,584,234 in 2007, compared to $918,088 in 2006. The Company issues stock options to attract and retain talent. In 2007, the Company hired new executives to strengthen the management team. The year-over-year increase of stock based compensation expense reflects the vesting activities arising from new options issued in 2007 and the options issued in prior years.

Research and Development costs were $1.06 million or 1.6% of sales in 2007 compared to $1.49 million or 3.7% of sales in 2006, representing a 28.6% decrease year-over-year. The higher spending on R&D in 2006 was primarily due to the initiation of many new projects including the joint research and development project with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce an urban mass transportation train system driven by linear motors. As we are a technology-oriented manufacturer focusing on innovation and creativity, investing in research and development is an important part of our business strategy. Going forward, our R&D spending could increase to support the future growth of the company. As a percent of sales, we expect the R&D spending to remain in the 3%-5% range.

However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 13.3% in 2007 from 14.0% in 2006, reflecting the Company’s cost control efforts and improved efficiency given the substantial year-over-year revenue growth.

The Company achieved a 69% year-over-year growth in operating profit, which was $23.71 million in 2007 compared to $13.99 million in 2006. The significant growth in operating profit is primarily attributable to our sales growth. Operating margin for 2007 was 36.3%, up from 34.6% in 2006, reflecting the improved operating efficiency and product mix.

Interest Expense (net)

Net interest expense for 2007 was $6.62 million compared to net interest expense of $2.45 million for 2006. The increase in net interest expense is primarily because the Company paid a full year interest expense in 2007 on the $50 million debt issued on August 31, 2006, while in 2006 the Company only paid a partial year interest expense incurred in 2006. The interest expense in 2007 was offset by $1.81 million interest income earned on cash deposits and interest rate swap agreement with Merrill Lynch signed on April 2, 2007

The net interest expense also includes a non-cash charge of amortization expense of the debt discount totaled $4,532,132 and $1,510,711, respectively, in 2007 and 2006. This non-operating charge reduced the annual earnings by $0.24 per diluted share in 2007 and $0.08 per diluted share in 2006. This expense was due to the amortization of the debt discount for the $50 million notes issued on August 30, 2006. As of December 31, 2007, the unamortized debt discount totaled $16,878,269.

Non-operating Income

The Chinese government grants research and development grant to all new technology and innovated manufacturers. The income received from the government was recorded as additional paid in capital. The Company has received a total of $764,163 (RMB 5.8 million) for the twelve months ended December 31, 2007 to support our participation in the R&D project of the urban mass transportation railway system, while for 2006, the grant was $0. The grant income can be continuous and under the Chinese government restriction, the Company cannot forecast or control the amount to be received.

Change in Fair Value of the Warrants

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

Due to the change in accounting principle, the Company made an adjustment for 2006. The adjustment totaled $6,353,033 and was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006.

The non-cash adjustment increased the net income by approximately $6.35 million for 2006 while this non-cash income is absent for 2007. Excluding this non-cash item, the net income for 2006 would have been $12.09 million versus the reported $18.44 million.

 Net Income

Net Income for 2007 was $16.90 million ($0.91 per diluted share) compared to $18.44 million ($1.01 per diluted share) for 2006.

However, the 2006 net income includes a non-cash income of approximately $6.35 million as a result of accounting adjustment in fair value of the warrants due to changes in accounting principle, while this non-cash income is absent for 2007. This accounting adjustment increased the net earnings by $0.35 per diluted share in 2006.

Excluding the accounting adjustment, the net income of $16.90 million in 2007 ($0.91 per diluted share) is compared to the net income of $12.09 million in 2006 ($0.66 per diluted share), which allows an apples-to-apples comparison for 2007 and 2006. This comparison indicates that the Company achieved a 40% year-over-year growth in its net income. This increase in net income was mainly due to sales to new customers, new products, and increased sales to our existing customers, especially the sales of our automobile specialty micro-motors and the Tower Type Oil Pump products. Diluted earnings per share grew to $0.91 in 2007 compared to $0.66 in 2006. Our total diluted share count at the end of 2007 was 18,634,739 compared to 18,306,569 at the end of 2006. The increase was mainly driven by increased options and warrants exercised in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents were $45.5 million in cash and cash equivalents, compared to $67.3 million on December 31, 2006. The Company had a net decrease in cash and cash equivalent of $21.8 million for the year as compared to a net increase of $61.6 million in the corresponding period last year. The net decrease in cash & cash equivalents for the year was due mainly to the increase in working capital and prepayments made for equipment purchases and fixed assets construction as well as deposit made to secure derivative instruments.

The Company had net cash flows provided by operations of $9.10 million for the year ended December 31, 2007, as compared to net cash provided by operations of $15.79 million for the year ended December 31, 2006. The decrease in net cash flows from operations in the current period as compared to the corresponding period last year was mainly due to increase in working capital.

Cash flows used in investing activities were $36.02 million in the year ended December 31, 2007 compared with a net usage of $4.48 million in the corresponding period last year. The increase in investing activity was mainly due to advance payments related to new equipment purchases and investments in fixed assets including the construction of the Shanghai facility.

Cash flows provided by financing activities were $713,193 for the year ended December 31, 2007 as a result of proceeds received from conversion of warrants which is partially offset by deposit to secure derivative instrument. Compared to the same period in 2006, the Company received a total of $47,045,375 proceeds from issuance of debt.

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

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, AAG to design, develop and manufacture customized industrial automation controllers. Pursuant to the terms of the Letter Agreement, the Company has agreed to contribute to AAG up to $3,000,000 in separate installments ($1,200,000 by April 16, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009).

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

Effective April 17, 2007, the Company entered into a cross currency swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million Merrill Lynch debt for 7.2% (3.6% semi-annually) fixed rate interest. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement on April 17, 2007 (inception date) was a payable of $5,387,487, and on December 31, 2007 was a payable of $10,844,372. From the inception date to December 31, 2007, changes in fair value of the swap resulted in other comprehensive loss of $5,456,885, net of taxes and an increase to liability.  During the year ended December 31, 2007, the Company recognized $700,496, which was recorded as gain from derivative transactions. For year ended December 31, 2007, the Company received $554,551, and the difference of $145,945 was recorded as cross currency hedge receivable. For year ended December 31, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Harbin Electric, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Harbin Electric, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income (loss), stockholders' equity and cash flows the years then ended. Harbin Electric, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbin Electric, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephen Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 1, 2008

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$45,533,893	$67,313,919
Accounts receivable, net of allowance for doubtful accounts of $116,238
and $44,552 as of December 31, 2007 and 2006, respectively	23,216,543	8,827,799
Inventories	2,570,929	583,287
Other receivables	326,639	148,243
Other receivables - related parties	-	44,998
Advances on inventory purchases	1,772,204	834,590
Total current assets	73,420,208	77,752,836

PLANT AND EQUIPMENT, net	23,858,035	9,219,534

OTHER ASSETS:
Debt issue costs, net of amortization	2,214,717	2,757,155
Advances on equipment purchases	24,328,386	-
Advances on intangible assets	1,384,710	1,487,120
Intangible assets, net of accumulated amortization	5,899,989	640,337
Other assets	397,263	1,101,839
Cross currency hedge receivable	145,945	-
Deposit in derivative hedge	1,000,000	-
Total other assets	35,371,010	5,986,451

Total assets	$132,649,253	$92,958,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$263,314	$258,911
Other payables	1,380,119	406,520
Other payables - related party	45,491	-
Accrued liabilities	83,099	107,263
Customer deposits	333,253	319,261
Taxes payable	839,299	556,943
Interest payable	1,122,000	1,122,000
Total current liabilities	4,066,575	2,770,898

NOTES PAYABLE, net of debt discount $16,878,269 and $21,410,401 as of
December 31, 2007 and 2006, respectively	33,121,731	28,589,599

FAIR VALUE OF DERIVATIVE INSTRUMENT	10,844,372	-

WARRANT LIABILITIES	-	16,568,080

Total liabilities	48,032,678	47,928,577

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
18,143,156 and 16,600,451 shares issued and outstanding
as of December 31, 2007 and 2006, respectively	181	166
Paid-in-capital	44,970,589	12,252,064
Retained earnings	32,281,312	26,222,408
Statutory reserves	9,014,462	4,523,715
Accumulated other comprehensive (loss) income	(1,649,969)	2,031,891
Total shareholders' equity	84,616,575	45,030,244
Total liabilities and shareholders' equity	$132,649,253	$92,958,821

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES	$65,402,864	$40,415,777

COST OF SALES	32,967,887	20,754,282

GROSS PROFIT	32,434,977	19,661,495

RESEARCH AND DEVELOPMENT EXPENSE	1,064,074	1,491,316

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,659,611	4,175,944

INCOME FROM OPERATIONS	23,711,292	13,994,235

OTHER EXPENSE (INCOME), NET
Other income, net	-	(5,196)
Non-operating expense, net	188,654	40,774
Realized gain on sale of marketable securities	-	(577,071)
Interest expense, net	6,619,954	2,450,248
Change in fair value of warrant	-	(6,353,032)
Total other expense (income), net	6,808,608	(4,444,277)

INCOME BEFORE PROVISION FOR INCOME TAXES	16,902,684	18,438,512

PROVISION FOR INCOME TAXES	-	-

NET INCOME	16,902,684	18,438,512

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,162,512	1,034,425
Change in fair value of derivative instrument	(10,844,372)	-

COMPREHENSIVE INCOME	$13,220,824	$19,472,937

EARNINGS PER SHARE
Basic
Weighted average number of shares	17,082,300	16,600,451
Earning per share	$0.99	$1.11

Diluted
Weighted average number of shares	18,634,739	18,306,569
Earning per share	$0.91	$1.01
See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Retained earnings		Accumulated
	Common stock		Additional	Unrestricted		other
	Number	Par	paid-in	retained	Statutory	comprehensive
	of shares	value	capital	earnings	reserves	income (loss)	Totals
BALANCE, January 1, 2006	16,600,451	$166	$11,297,676	$10,460,887	$1,846,724	$997,466	$24,602,919
Capital contribution			36,300				36,300
Stock based compensation			918,088				918,088
Adjustment to statutory reserve				(2,676,991)	2,676,991		-
Net income				18,438,512			18,438,512
Foreign currency translation gain						1,034,425	1,034,425
BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$45,030,244

Reclassify warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Exercise of stock warrants at $3.50	155,198	2	543,191				543,193
Exercise of stock warrants at $7.80	150,000	1	1,169,999				1,170,000
Stock based compensation			1,385,123				1,385,123
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Cashless exercised of warrants / options	764,153	7	(7)				-
Capital contribution			199,111				199,111
Adjustment to statutory reserve				(4,490,747)	4,490,747		-
Net income				16,902,684			16,902,684
Foreign currency translation gain						7,162,512	7,162,512
Net change related to cash flow hedge						(10,844,372)	(10,844,372)
BALANCE, December 31, 2007	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$84,616,575

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,902,684	$18,438,512
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	567,069	373,539
Amortization of intangible assets	510,023	93,889
Amortization of debt issuance costs	542,438	197,470
Amortization of debt discount	4,532,132	1,510,711
Loss on disposal of equipment	-	(1,945)
Bad debt expense	65,876	14,020
Gain on derivative instrument	(700,496)	-
Realized gain on sale of marketable securities	-	(577,071)
Change in fair value of warrants	-	(6,353,032)
Stock based compensation	1,584,234	918,088
Change in operating assets and liabilities
Accounts receivable	(12,197,768)	(2,961,574)
Inventories	(1,615,757)	788,713
Other receivables	(154,244)	72,579
Other receivables - related parties	46,216	86,538
Advances on inventory purchases	(844,177)	1,959,588
Other assets	(24,781)	(130,972)
Accounts payable	(1,302,212)	148,908
Other payables	947,581	401,533
Other payables - Related Party	43,689	-
Accrued liabilities	(25,497)	49,118
Customer deposits	(7,848)	309,462
Taxes payable	234,702	445,604
Other liabilities	-	7,590
Net cash provided by operating activities	9,103,864	15,791,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on intangible assets	-	(2,549,389)
Advances on equipment purchases	(23,315,185)	-
Additions to intangible assets	(1,117,024)	(1,444,350)
Additions to plant and equipment	(12,138,676)	(1,579,273)
Proceed from cross currency hedge	554,551	-
Proceeds from sale of marketable securities	-	1,093,165
Net cash used in investing activities	(36,016,334)	(4,479,847)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds received from conversion of warrants	1,713,193	-
Deposit to secure derivative instrument	(1,000,000)	-
Capital contribution	-	36,300
Net proceeds from debt issued	-	47,045,375
Interest payable	-	1,122,000
Net cash provided by financing activities	713,193	48,203,675

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	4,419,251	2,059,804

(DECREASE) INCREASE IN CASH	(21,780,026)	61,574,900

CASH, beginning of year	67,313,919	5,739,019

CASH, end of year	$45,533,893	$67,313,919

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Organization and description of  business

Harbin Electric, Inc, (the “Company”) is a Nevada corporation, incorporated on July 9, 2003 under the name Torch Executive Services Ltd. The Company through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd. (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors, controller automation systems, automobile specialty micro-motors, and other special motors.

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

On June 16, 2007, the Company through HTFE entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The aggregate purchase totaled $10,500,000 consisting of $4,000,000 in cash and $6,500,000 in newly issued Company common stock or 473,354 shares, based on the average price for the immediately preceding fifteen consecutive trading days of $13.73. All assets will be used to produce electric motors with technical support and certified patents. An appraisal report dated July 16, 2007 assessed the fair market value of the acquired assets at RMB 79,550,756, approximately $10.5 million. The Company recorded the asset acquisition at fair value, none of the purchase price was allocated to goodwill.

In December 2006, the Company formed Shanghai Tech Full Electric (Shanghai Tech Full) a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company invested approximately $4,780,000 in construction on plant as of September 30, 2007. Shanghai Tech Full is expected to begin production in 2008.

Note 2 - Accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of options using subjective assumptions including estimated length of time employees will retain their options before exercising them, forfeitures, and expected volatility of Company’s stock price over the expected term. Changes in these assumptions materially affect the estimated fair value and the resulting expense. Actual results could differ from management’s estimates.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Shanghai Tech Full Electric Co., Ltd	Shanghai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2007 and 2006, the Company had deposits in excess of federally insured limits totaling $45,228,035 and $67,221,852, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers accounted for approximately 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounting for 20%, 20%, 13%, 10%, and 9%, respectively.  At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable. Four major customers accounted for 82% of the net revenue for the year ended December 31, 2006, with each customer individually accounting for 29%, 22%, 18% and 13%, respectively. At December 31, 2006, the total receivable balance due from these customers was $7,673,736, representing 88% of total accounts receivable.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the period ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 at December 31, 2007. Five vendors provided 73% of the Company’s purchase of raw materials for the year ended December 31, 2006, with each vendor individually accounting for 33%, 13%, 11%, 9% and 8%, respectively. The Company’s accounts payable to these vendors was $0 at December 31, 2006.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $23,216,543 and $8,827,799 as of December 31, 2007 and 2006, respectively. The allowance for doubtful accounts amounted to $116,238 and $44,552 as of December 31, 2007 and 2006, respectively.

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

The realized gain was $577,071 for the year ended December 31, 2006. The Company determines cost on specific identification method. All marketable securities were sold during 2006 and the related unrealized gains totaling $587,171 were released from other comprehensive income. The Company no longer holds marketable securities.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2007, there were no impairments of its long-lived assets.

Stock-based compensation

The Company records stock based compensation expense pursuant to FAS 123R. The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Stock compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

In addition, revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the years ended December 31, 2007 and 2006 such returns and allowances amounted to $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled $647,585 and $278,144 for the years ended December 31, 2007 and 2006, respectively.

Income taxes

The Company utilizes Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at December 31, 2007 and 2006, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2007 and 2006:

	2007	2006
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	33	33
Tax exemption	(33)	(33)
Total provision for income taxes	-%	-%

The estimated tax savings for the years ended December 31, 2007 and 2006 amounted to $10,260,615 and $5,539,970. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.99 to $0.38 in 2007 and $1.11 to $0.78 in 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Harbin Electric, Inc. and Advanced Electric Motors, Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the year ended December 31, 2007. The net operating loss carry forwards for United States income taxes amounted to $12,839,178 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027 and 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $4,400,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $9,747,272 and $5,138,433 for the year ended December 31, 2007 and $6,725,252 and $3,142,011 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2007	December 31, 2006
VAT tax payable	$781,372	$522,197
Individual income tax payable	2,049	335
Business tax payable	-	6,538
Others misc. tax payable	55,878	27,873
Total	$839,299	$556,943

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $1,183 and $259,975 for the years ended December 31, 2007 and 2006, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

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

Derivative instrument

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. On April 2, 2007, $5,387,485 was recorded as a loss on the derivative investment in other comprehensive income (loss) upon entering into the hedge agreement. As of December 31, 2007, the fair value of the derivative instrument totaled $10,844,372 and was recorded in other comprehensive loss.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Foreign currency transactions

The reporting currency of the Company is the US dollar. The functional currency of HTFE is the Chinese Renminbi. The financial statements of HTFE are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to $7,162,512 and $1,034,425 as of December 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 were translated 7.29 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the years ended December 31, 2007 and 2006 were 7.59 RMB and 7.96 RMB to $1.00 USD, respectively.

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Change in accounting for registration rights penalties

On January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with FAS 5, “Accounting for Contingencies”. FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity without regard to the registration payment arrangement should be reclassified. The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through 1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and 2) reclassifying the warrants to equity at their fair value on the date of grant. The adjustment totaled $6,353,032 and was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on prior year financial statements.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company has adopted FSP EITF 07-3 and expensed the research and development as it incurred.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 3 - Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, “Earnings Per Share.” FAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2007 and 2006:

	2007	2006
For the years ended December 31, 2007 and 2006
Net income for basic and diluted earnings per share	$16,902,684	$18,438,512

Weighted average shares used in basic computation	17,082,300	16,600,451
Diluted effect of stock options and warrants	1,552,439	1,706,118
Weighted average shares used in diluted computation	18,634,739	18,306,569

Earnings per share:
Basic	$0.99	$1.11
Diluted	$0.91	$1.01

At December 31, 2007, a total of 260,000 options with an exercise price of $15.60 were excluded from diluted earning per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation for the years ended December 31, 2007 and 2006.

Note 4 - Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw and packing materials	$925,085	$432,998
Work in process	792,903	120,367
Finished goods	852,941	29,922
Total	$2,570,929	$583,287

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 5 - Plant and equipment

Plant and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006
Buildings	$5,668,808	$5,396,163
Office equipment	378,849	203,188
Production equipment	4,333,797	803,854
Vehicles	348,485	129,938
Construction in progress	14,575,134	3,477,322
Total	25,305,073	10,010,465
Less: accumulated depreciation	(1,447,038)	(790,931)
Property and equipment, net	$23,858,035	$9,219,534

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

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $567,069 and $373,539, respectively.

As of December 31, 2007, a total of $980,154 in interest was capitalized into construction in progress.

Note 6 - Intangible assets

Land use rights - all land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

Patents - capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition in July 16, 2007 as discussed further in Note 18. Capitalized patent costs are amortized on a straight method over the related patent terms from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2007, management believes there was no impairment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Net intangible assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Land use rights	$373,606	$356,484
Patents	5,539,726	444,216
Less: accumulated amortization	(13,343)	(160,363)
Intangible assets, net	$5,899,989	$640,337

Amortization expense for the years ended December 31, 2007 and 2006 amounted to $510,023 and $93,889, respectively.

Note 7 - Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $1,772,204 and $834,590 as of December 31, 2007 and 2006 respectively. Additionally, the Company made advances on equipment purchases totaling $24,328,386 at December 31, 2007 and $0 as of 2006, respectively.

Note 8 - Advance for intangible assets

The advances for intangible assets as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Patent prepayment	$-	$192,300
Land use right prepayment	1,384,710	1,294,820
Advances on intangible assets	$1,384,710	$1,487,120

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 55% or $1,384,710 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of December 31, 2007, the application of the land use lease is still in process.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 9 - Other assets

Other assets as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Research and development prepayment	$380,754	$1,098,857
Deferred expenses	16,509	2,982
Total	$397,263	$1,101,839

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009. The R&D Agreement provides for a budget of approximately $3.13 million (RMB 25 million), consisting of $1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS. Of this amount, approximately $1,371,000 (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.685 million (RMB 5 million) will be invested prior to termination of the agreement at the end of 2008 as testing and evaluation occurs.

The research and development prepayment is being expensed based on the service incurred pursuant to SFAS 2 and EITF 07-3. A total of $634,667 and $179,386 has been expensed as research and development for the years ended December 31, 2007 and 2006.

Note 10 - Related parties

Other receivable - related parties

As of December 31, 2006, the Company had other receivable totaling $44,998 from Tech Full Industries, owned by the Company’s CEO, Mr. Yang Tian Fu. The balance was received in full during the year of 2007.

Other payable - related parties

As of December 31, 2007, the Company owes $45,491 to CEO Mr. Yang for travel reimbursements. The Company intends to repay the amounts due in cash, in the near term.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 11 - Additional product sales information

The Company has a single operating segment. Majority of the Company’s revenue were generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic area for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
China	$57,272,257	$39,168,441
International	8,130,607	1,247,336
Total sales	65,402,864	40,415,777
Cost of sales - China	30,195,324	20,211,133
Cost of sales - International	2,772,563	543,149
Total cost of sales	32,967,887	20,754,282
Gross profit	$32,434,977	$19,661,495

Note 12 - Financing

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

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 4.60% at December 31, 2007), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The 2012 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. See below for discussion of swap agreement changing the variable interest to 7.2% fixed. The 2012 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2012 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2011. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2008 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

The warrant agreements contain a cashless exercise provision. During the year ended December 31, 2007, the Company issued 531,650 shares of common stock in 3 separate cashless transactions.

Warrants exercised	Exercise price	Trade date	Market price	Shares issued
663,462	$7.80	August 13, 2007	$13.90	291,160
159,133	$10.84	August 13, 2007	$13.90	35,490
384,615	$7.80	September 28, 2007	$16.25	205,000
1,207,210				531,650

In addition, Mr. Tianfu Yang, the Company’s CEO, and Citadel entered into a voting agreement, dated August 30, 2006, pursuant to which Mr. Yang agreed to vote his shares of the capital stock of the Company to elect up to two members of the Company’s board of directors designated by Citadel. On March 19, 2007, Citadel exercised its right to terminate that certain Voting Agreement dated August 30, 2006. The Company incurred no termination expenses or penalties in connection with the termination of the Voting Agreement.

The Investors and Mr. Tianfu Yang also entered into a non-competition covenant and agreement, dated August 30, 2006, relating to Mr. Yang's employment and his ability to engage in a business that is competitive with our business for so long as any of the Notes remain outstanding.

In connection with the issuance of the Notes, the Company filed a shelf registration statement which was declared effective February 9, 2007.

On January 1, 2007, the Company adopted FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with FAS 5, “Accounting for Contingencies”. FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

In connection with the convertible debt and warrants issued in August 2006, the Company filed registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the convertible debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity, without regard to the registration payment arrangement, should be reclassified.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $4,532,132 and $1,510,711 was amortized to interest expense for the years ended December 31, 2007 and 2006, respectively. The carrying value of the debt is as follows:

	2007	2006
Principal amount	$50,000,000	$50,000,000
Less unamortized discount	(16,878,269)	(21,410,401)
Long-term debt, net of unamortized discount	$33,121,731	$28,589,599

Debt issuance costs totaled $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $542,438 and $197,470 was amortized to interest expense for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006 the unamortized debt issuance costs totaled $2,214,717, and $2,757,155, respectively.

Net interest expense for years ended December 31, 2007 and 2006 was comprised of the following:

	2007	2006
Amortization of debt discount	$4,532,132	$1,510,711
Amortization of debt issuance costs	542,438	197,711
Interest expense	3,359,259	1,053,396
Interest earned on cash deposits	(1,113,379)	(311,570)
Interest earned on derivative instrument	(700,496)	-
Interest expense, net	$6,619,954	$2,450,248

Note 13 - Derivative instrument

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Effective April 17, 2007, the Company entered into a cross currency swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million Merrill Lynch debt for 7.2% (3.6% semi-annually) fixed rate interest. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement at inception date was a payable of $5,387,487, and at December 31, 2007, was a payable of $10,844,372. During the year ended December 31, 2007, the Company recognized $700,496, which was recorded as a gain from derivative transactions. For year ended December 31, 2007, the Company received $554,551, and the difference of $145,945 was recorded as cross currency hedge receivable. For year ended December 31, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Note 14 - Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Balance, January 1, 2006	$997,466
Foreign currency translation gain	1,034,425
Unrealized loss on investment	-
Balance, December 31, 2006	2,031,891
Foreign currency translation gain	7,162,512
Change in fair value of derivative instrument	(10,844,372)
Balance at December 31, 2007	$(1,649,969)

Note 15 - Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2007 and December 31, 2006, the Company was obligated under the non cancelable commitments to purchase materials amounting to $1,686,222 and $1,130,000, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700. The agreement expires April 30 2009. Rent expense for the years ended December 31, 2007 and 2006 amounted to $38,165 and $41,200, respectively. Total future minimum lease payments at December 31, 2007, are as follows:

Year ended December 31,	Amount
2008	$32,400
2009	10,940
Thereafter,

Note 16 - Shareholders’ equity

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2006	480,000
Granted	3,487,368
Forfeited	-
Exercised	-
Outstanding as of December 31, 2006	3,967,368
Granted	-
Forfeited	-
Exercised	(1,512,408)
Outstanding as of December 31, 2007	2,454,960

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Following is a summary of the status of warrants outstanding at December 31, 2007:

	Outstanding Warrants			Exercisable Warrants
	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
	$3.50	324,802	3.27	$3.50	324,802	3.27
	$10.84	366,697	5.02	$10.84	366,697	5.02
	$7.80	1,528,846	2.02	$7.80	1,528,846	2.02
	$7.80	234,615	1.96	$7.80	234,615	1.96
Total		2,454,960			2,454,960

Note 17 - Options

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan. The fair values of stock options granted to employees and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees - 2005	3.0 yrs	66%	0%	4.00%	$3.93
Directors - 2005	5.0 yrs	66%	0%	4.13%	$3.10
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Employees - 2007	3.0 yrs	81%	0%	4.50%	$12.40
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	400,000	$3.55	$1,818,409
Granted	500,000	8.10	1,450,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2006	900,000	$6.08	$3,052,500
Granted	285,000	15.32	1,308,150
Forfeited	66,667	3.93	680,882
Exercised	357,083	5.96	4,572,141
Outstanding as of December 31, 2007	761,250	$9.69	$7,950,312

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Following is a summary of the status of options outstanding at December 31, 2007:

	Outstanding Options			Exercisable Options
	Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
	$3.10	150,000	2.08	$3.10	150,000	2.08
	$8.10	326,250	3.08	$8.10	137,917	3.08
	$12.40	25,000	2.42	$12.40	8,350	2.42
	$15.60	260,000	2.96	$15.60	52,000	2.96
Total		761,250			348,267

Stock compensation expense recognized in 2006 is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 18 - Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2007 and 2006.

Total interest paid amounted to $2,326,267 and $0 for the years ended December 31, 2007 and 2006, respectively.  Total income tax paid amounted to $0 for the years ended December 31, 2007 and 2006, respectively.

A total of $936,579 has been reclassified from advance on intangible assets to intangible assets as of December 31, 2007.

On July 19, 2007, the Company issued 473,354 shares of common stock valued at $6,500,000 plus $4,000,000 of cash to acquire the assets of Harbin Taifu Auto Electric Co., Ltd., owned 98% by the CEO and 2% by management. The fair values of assets acquired are as follow:

Item	Book value	Assessed Fair Value
Current assets	$2,186,039	$2,186,039
Equipment	2,987,640	2,987,640
Patent rights	1,223,522	5,326,321
Total assets acquired	$6,397,201	$10,500,000

The Company’s CEO transferred 280,000 of shares to the Company employees and consultants. The Company has accounted for this transfer valued at $14.63 per share, the trading price of the stock on the date of transfer, as a capital contribution by the CEO, the value was amortize over the vesting period. For the year ended December 31, 2007, total of $199,111 has been expensed and included in the stock compensation expense.

Note 19 - Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $53,027 and $24,480 contributions of employment benefits, including pension in the years ended December 31, 2007 and 2006.

Note 20 - Legal proceedings

From time to time, the Company becomes involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Following is the summary of the current litigation as of December 31, 2007.

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

On January 22, 2008, the Company, without admitting any guilt, made an offer of Judgment to settle the claim against the Company and in favor of Mr. Lye in full and final resolution of all claims and counterclaims for the sum of $1 million. On February 1, 2008, Mr. Lye accepted the Company’s offer. On February 14, 2008, the Company made the $1 million payment in full to Mr. Lye to settle the case. The Company accrued $1 million which is included in other payables and other non-operating expense at December 31, 2007.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

ITEM 8A(T)               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

 (b)           Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008 with respect to the filing of an auditor's report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

Tianfu Yang, Chairman & Chief Executive Officer

Since January 24, 2005, Mr. Tianfu Yang, age 46, has been the Chairman of the Board and CEO of Harbin Electric. From May 2003 until now, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until now, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was the President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Helongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. From 1978 to 1979, he was a professional member in the Heilongjiang Province Aeromodelling Team, twice becoming free-style aeromodelling champion in national competition. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also the People’s Representative of the City of Harbin.

Suofei Xu, Vice-President & Board Member

Since January 24, 2005, Mr. Suofei Xu, age 43, has been a director and Vice President of Harbin Electric. From 2003 until present, Mr. Xu has been the Vice President of Harbin Tech Full Electric Co., Ltd. From 2003 until present, he has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 2001 to 2003, he was an investment manager for Shenzhen Capital Group Co., Ltd. From 1997 to 2001, he worked at Guangfa Securities Co., Ltd as a project manager. From 1991 to 1997, Mr. Xu worked as the Section Chief for system allocation reform of the Harbin Economic System Reform Committee. Mr. Xu graduated in 1988 from FuDan University with a B.A. in Law.

Chan Ching Chuen, Board Member, Chairman of Nominating Committee

Mr. Ching Chuen Chan, age 73, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Mr. Chan is an Honorary Professor at Hong Kong University’s Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions such as University of Hong Kong, Imperial College, London, Zhejiang University, Grenoble Polytechnic, France, Massachusetts Institute of Technology, USA and Tsing Hua University, Beijing among others. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE lecturing on electric vehicles worldwide and in 2000 was awarded the IEE International Lecture Medal. In 2001, he was selected as one of Asia’s Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as advisor to government agencies and active in the National Committee of Chinese People’s Political Consultative Conference. Mr. Chan graduated from Tsing Hua University in 1959 with an MSc in Electrical Engineering later achieving his PhD in 1982 from University of Hong Kong. From 1959 through 1966, Mr. Chan started his career lecturing at China University of Mining & Technology. From 1967 through 1976, Mr. Chan occupied the position of Chief design Engineer post at the Shanghai Electric Machines Works.

Patrick McManus, Board Member, Chairman of Audit Committee

Mr. Patrick McManus CPA, J.D., age 53, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Mr. McManus brings over 25 years of experience in business, finance and law to Harbin Electric. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (“USCM”) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and as a member of  the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an M.B.A from Suffolk University.

David Gatton, Board Member, Chairman of Compensation Committee

Mr. David Gatton, age 54, joined Harbin Electric’s Board of Directors on February 1, 2005 as an independent board member. Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies 13 for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University.

Feng Bai, Board Member

Mr. Feng Bai, age 37, joined Harbin Electric’s Board of Directors in 2006 as an independent board member. Mr. Bai founded Lighthouse Consulting Ltd. in Hong Kong in February 2003 and has been its Managing Director since its founding. Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in China. Since 1999, Mr. Bai has been involved in the trading and distribution business in China. From 1997 to 1999, Mr. Bai was employed by the investment banking division of Banco Santander, focusing on clients and transactions in Asia. Mr. Bai received his M.B.A. degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a B.S. in Finance/Investment and International Business Administration.

Yunyue Ye, Board Member

Mr. Yunyue Ye, age 56, joined Harbin Electric’s Board of Directors in 2006 as an independent board member. Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University, where he has taught for the past six years. Mr. Ye also currently serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the China Electrotechnical Society. Mr. Ye graduated from Zhejiang University in 1978.

 Tianli Yang, Vice-President

Since January 24, 2005, Tianli Yang, age 44, has been Vice President of Harbin Electric. From 2003 until now, he was the vice president of Harbin Tech Full Electric Co., Ltd. From 2000 until now, Mr. Yang has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 1985-2000 he was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Heilongjiang University in 1985 with a BA in Chinese Language & Literature.

Zedong Xu, Chief Financial Officer

Since January 24, 2005, Zedong Xu, age 38, has been Chief Financial Officer of Harbin Electric. From 2003 until present, Mr. Xu has been the CFO of Harbin Tech Full Electric Co, Ltd. From 2000 until present, he has been the CFO of Harbin Tech Full Industry Co., Ltd. From September 1998 to 2000, he was employed as the Chief Financial Officer for Harbin WanDa Electrical home appliances. From 1996 to 1998, Mr. Xu worked as a financial manager for Harbin High Technology Torch Daya Real Estate Co., Ltd. Mr. Xu Zedong is a qualified CPA under China’s accountancy program. He graduated in 1992 from Harbin Electrical Engineering College with a BA in Project Management.

Family Relationships.

Mr. Tianfu Yang and Mr. Tianli Yang are brothers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller). A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, c/o Harbin Electric, Inc., 20 Ramblewood Road, Shoreham, NY 11786. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

AUDIT COMMITTEE

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee was established on February 17, 2006, and the Board of Directors adopted a written charter for the Audit Committee, a copy of which was included as Appendix B to Harbin’s proxy statement for its Annual Meeting held in 2006. Our audit committee consists of Patrick McManus, CPA (Chairman), David Gatton, and Feng Bai.  We have designated Patrick McManus, CPA as our audit committee financial expert and have determined that Mr. McManus is independent under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”).

	Year	Salary ($)	Bonus ($)	OptionAwards(1) ($)		All other compensation(2) ($)	Total ($)

Tianfu Yang, CEO	2007	23,715	0	0		0	23,715
	2006	10,460	0	11,880	(3)	0	22,340

Zedong Xu, CFO	2007	14,229	0	0		0	14,229
	2006	10,460	0	7,920	(4)	0	18,380

Suofei Xu, Vice President	2007	14,229	0	0		0	14,229
	2006	10,460	0	7,920	(5)	0	18,380

Tianli Yang, Vice President	2007	14,229	0	0		0	14,229
	2006	10,460	0	7,920	(6)	0	18,380

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2) The aggregate amounts of perquisites and other personal benefits paid to the Named Executive Officers does not exceed the greater of $25,000 or 10% of all items included in the Summary Compensation Table.

(3) Mr. Tianfu Yang received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, 20,000 of which vested and were exercisable as of December 31, 2007.

(4) Mr. Zedong Xu received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 13,333 of which vested and were exercisable as of December 31, 2007.

(5) Mr. Suofei Xu received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 13,333 of which vested and were exercisable as of December 31, 2007.

(6) Mr. Tianli Yang received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 13,333 of which vested and were exercisable as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Tianfu Yang, CEO	20,000	10,000 (1)	0	$8.10	2/ 6/11
Zedong Xu,CFO	13,333	6,667 (2)	0	$8.10	2/ 6/11
Suofei Xu, Vice President	13,333	6,667 (3)	0	$8.10	2/ 6/11
Tianli Yang, Vice President	13,333	6,667 (4)	0	$8.10	2/ 6/11

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

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

DIRECTOR COMPENSATION

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.
Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)		All Other Compensation ($) (2)	Total ($)
Ching Chuen Chan	12,000	0	(3)	0	12,000
David Gatton	24,000	0	(4)	0	24,000
Patrick McManus	24,000	0	(5)	0	24,000
Feng Bai	12,000	0		0	12,000
Yunyue Ye	0	0		0	0

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

(4) Mr. David Gatton received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 6,667 of which vested and were exercisable as of December 31, 2007.  During the fiscal year ended December 31, 2005, Mr. David Gatton received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable

(5) Mr. Patrick McManus received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 6,667 of which vested and were exercisable as of December 31, 2007.  During the fiscal year ended December 31, 2005, Mr. Patrick McManus received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable.

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

On February 26, 2007, the Company granted options to purchase 25,000 shares of the Company’s Common Stock to certain employees at an exercise price of $12.40, the closing price on February 26, 2006. These options will vest per employee agreement dated February 26, 2006.

On November 26, 2007, in connection with the Employment Agreement dated November 27, 2007 between the Company and Christy Young Shue, the Company’s Executive Vice President of Finance and Investor Relations, the Company granted options (the “Options”) to purchase 260,000 shares of the Company’s Common Stock, at an exercise price $15.60, the closing price on November 26, 2007. One-fifth (1/5) of the options (52,000 shares) shall vest immediately. The remaining options shall vest over a 3-year period, with 13.33% shares vesting on the 180th day of the effective date of the Employment Agreement, December 15, 2007, and the balance vesting thereafter on a semi-annual basis over the course of the following three (3) years.

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options ,warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,185,000	$8.32	315,000
Total	1,185,000	$8.32	315,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i)	each person known to beneficially own more than five percent of our common stock;

(ii)	each of our officers, directors and nominees for election as director; and

(iii)	all of our directors and executive officers as a group.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	9,645,854	(2)	53.17%

Common Stock	Suofei Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	415,000	(3)	2.29%

Common Stock	Tianli Yang Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	515,000	(4)	2.84%

Common Stock	Zedong Xu Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	365,000	(5)	2.01%

Common Stock	Ching Chuen Chan Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	50,000	(6)	0.28%

Common Stock	Patrick McManus Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	57,500	(7)	0.32%

Common Stock	David Gatton Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	57,500	(8)	0.32%

Common Stock	Feng Bai Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	86,667	(9)	0.48%

Common Stock	Yunyue Ye Harbin Electric, Inc. No. 9 Ha Ping Xi Lu Ha Ping Lu Ji Zhong Qu Harbin Kai Fa Qu, Harbin People’s Republic of China 150060	45,000		0.25%

Common Stock	First Wilshire Securities Management, Inc.	1,433,997	(10)	7.90%

Common Stock	Citadel Equity Fund Ltd.	1,895,543	(11)	10.45%

Common Stock	Shares of all directors and executive officers as a group (9 persons)	11,237,521	(12)	61.94%

(1)	Based on 18,143,156 shares of common stock currently outstanding as of December 31, 2007.

(2)
Includes options to acquire 22,500 shares of common stock exercisable within 60 days of December 31, 2007. Also includes 2,950,000 shares of common stock owned by Hero Wave Investments Limited, a British Virgin Islands company (“Hero”). Mr. Yang is the sole owner of the equity of Hero and has voting and dispositive control over the shares of common stock held by Hero.

(3)
Includes options to acquire 15,000 shares of common stock exercisable within 60 days of December 31, 2007. Also includes 400,000 shares of common stock owned by Broad Globe Investments Limited, a British Virgin Islands company (“Broad Globe”). Mr. Xu is the sole owner of the equity of Broad Globe and has voting and dispositive control over the shares of common stock held by Sea Giant.

(4)
Includes options to acquire 15,000 shares of common stock exercisable within 60 days of December 31, 2007. Also includes 500,000 shares of common stock owned by Sea Giant Investments Limited, a British Virgin Islands company (“Sea Giant”). Mr. Yang is the sole owner of the equity of Sea Giant and has voting and dispositive control over the shares of common stock held by Broad Globe.

(5)
Includes options to acquire 15,000 shares of common stock exercisable within 60 days of December 31, 2007. Also includes 350,000 shares of common stock owned by Victory Lake Investments Limited, a British Virgin Islands company (“Victory Lake”). Mr. Xu is the sole owner of the equity of Victory Lake and has voting and dispositive control over the shares of common stock held by Victory Lake.

(6)	Includes options to acquire 50,000 shares of common stock exercisable within 60 days of December 31, 2007.

(7)	Includes options to acquire 57,500 shares of common stock exercisable within 60 days of December 31, 2007, all of which are held by Mr. McManus' wife, Debra L. McManus.

(8)	Includes options to acquire 57,500 shares of common stock exercisable within 60 days of December 31, 2007, of which 30,000 shares are held by Mr. Gatton’s wife, Jillian F. McNamara.

(9)
Includes 66,667 shares held of record and options to acquire 20,000 shares of common stock exercisable within 60 days of December 31, 2007, held by Lighthouse Consulting Limited, an affiliate of Mr. Bai Feng, who may be deemed to beneficially own the shares.

(10)
First Wilshire Securities Management, Inc. (“First Wilshire”) filed a Schedule 13G with the Securities and Exchange Commission on February 14, 2008 in which it reported beneficial ownership of 1,433,997 shares of common stock, consisting of sole voting power over 515,705 shares of common stock and sole dispositive power over 1,433,997 shares of common stock. The business address for First Wilshire is 1224 East Green Street, Suite 200, Pasadena, California 91106.

(11)
Citadel Limited Partnership, an Illinois limited partnership (“CLP”), Citadel Investment Group, L.L.C., a Delaware limited liability company (“CIG”), Citadel Investment Group (Hong Kong) Limited, a Hong Kong company (“CIGHK”), Kenneth Griffin, a natural person (“Griffin”), Citadel Wellington LLC, a Delaware limited liability company (“CW”), Citadel Kensington Global Strategies Fund Ltd., a Bermuda company (“CKGSF”) and Citadel Equity Fund Ltd., a Cayman Islands company (“CEF,” and collectively, together with CLP, CIG, CIGHK, Griffin, CW and CKGSF, the “Citadel Group”) filed an amendment to its Schedule 13G with the Securities and Exchange Commission (the “SEC”) on February 13, 2008 in which the Citadel Group reported beneficial ownership of 1,895,543 shares of common stock, consisting of sole voting power over no shares of common stock, shared voting power of 1,895,543 shares of common stock, sole dispositive power over no shares of common stock and shared dispositive power over 1,895,543 shares of common stock. The business address for the Citadel Group is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(12)	Includes aggregate options to acquire 232,500 shares of common stock and warrants to acquire 20,000 shares of common stock, in each case exercisable within 60 days of December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There has not been, since January 1, 2007, nor is there currently pending, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following.

On June 16, 2007, the Company and HTFE entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The acquisition was consummated on July 12, 2007. The Company paid an aggregate purchase price of $10,500,000 for the acquisition, which consisted of $4,000,000 in cash and 473,354 newly issued shares of the Company’s Common Stock. As a related party transaction, Harbin Electric's Board of Directors established an independent special committee to evaluate the Taifu Auto acquisition and engaged a globally recognized financial advisor to provide a fairness opinion on the acquisition.

The Company has determined that the following directors are independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended: David Gatton, Patrick McManus, Feng Bai, Yunyue Ye, and Ching Chuen Chan.

Our board of directors has an audit committee, a nominating and corporate governance committee, and a compensation committee. Our board of directors has determined that David Gatton, Patrick McManus, Feng Bai, and Ching Chuen Chan, members of these committees, are “independent directors” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended. Our board of directors has also determined that these persons have no material relationships with us—either directly or as a partner, stockholder or officer of any entity—which could be inconsistent with a finding of their independence as members of our board of directors.

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

10.21
Asset Purchase Agreement dated June 16, 2007, by and between the Company, Harbin Tech Full Electric Co., Ltd., Harbin Taifu Auto Electric Co., Ltd., Tianfu Yang, Tianli Yang, Suofei Xu, Zedong Xu and Harbin Tech Full Industry Co., Ltd.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 19, 2007 and incorporated herein by reference.

10.22	Equity Registration Rights Agreement, dated October 17, 2007, by and between the Company, Hero Wave Investment Limited a British Virgin Islands company, and Tianfu Yang, as guarantor.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 23, 2007 and incorporated herein by reference.

10.23	Employment Agreement dated November 27, 2007 by and between the Company and Ms. Christy Young Shue	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 30, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal years ended December 31, 2007, the aggregate audit fees billed by our independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP, for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2007	$220,000	$—	—	—

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-K, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

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

All Other Fees

There are no other fees to disclose.

During the fiscal years ended December 31, 2006 and 2007, the aggregate audit fees billed by our former independent registered public accounting firm, Kabani & Company, Inc., for professional services were as follows:

Fiscal Year	Audit		Other audit related	Tax	All other
2006		$22,500	$—	—	—
2007	$	__	$—	—	—

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

All Other Fees

There are no other fees to disclose.

All of the fees paid to Kabani & Company, Inc. and Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2006 and 2007, described above were pre-approved by the audit committee.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2008.

Harbin Electric, Inc.

By:	/s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 10, 2008	/s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: March 10, 2008	/s/ Zedong Xu
Zedong Xu Chief Financial Officer (Principal Accounting Officer)

Date: March 10, 2008	/s/ Suofei Xu
Suofei Xu Vice President and Director

Date: March 10, 2008	/s/ Ching Chuen Chan
Ching Chuen Chan Director

Date: March 10, 2008	/s/ Patrick McManus
Patrick McManus Director

Date: March 10, 2008	/s/ David Gatton
David Gatton Director

Date: March 10, 2008	/s/ Feng Bai
Feng Bai Director

Date: March 10, 2008	/s/ Yunyue Ye
Yunyue Ye Director

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.16 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.21
Asset Purchase Agreement dated June 16, 2007, by and between the Company, Harbin Tech Full Electric Co., Ltd., Harbin Taifu Auto Electric Co., Ltd., Tianfu Yang, Tianli Yang, Suofei Xu, Zedong Xu and Harbin Tech Full Industry Co., Ltd.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 19, 2007 and incorporated herein by reference.

10.22	Equity Registration Rights Agreement, dated October 17, 2007, by and between the Company, Hero Wave Investment Limited a British Virgin Islands company, and Tianfu Yang, as guarantor.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 23, 2007 and incorporated herein by reference.

10.23	Employment Agreement dated November 27, 2007 by and between the Company and Ms. Christy Young Shue	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 30, 2007 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.