Form 10-Q
period 2008-03-31
Harbin Electric, Inc
filed 2008-05-09
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

Telephone: 86-451-86116757
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2008: 18,370,456 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	UNAUDITED
A S S E T S
CURRENT ASSETS:
Cash	$36,904,184	$45,533,893
Accounts receivable, net of allowance for doubtful accounts of $121,071
and $116,238 as of March 31, 2008 and December 31, 2007, respectively	29,575,532	23,216,543
Inventories	2,554,312	2,570,929
Other receivables	1,149,591	326,639
Advances on inventory purchases	2,738,306	1,772,204
Total current assets	72,921,925	73,420,208

PLANT AND EQUIPMENT, net	26,838,936	23,858,035

OTHER ASSETS:
Debt issue costs, net of amortization	1,986,537	2,214,717
Advances on equipment purchases	31,277,020	24,328,386
Advances on intangible assets	1,442,280	1,384,710
Deposits on acquisition	714,000	-
Intangible assets, net of accumulated amortization	5,897,800	5,899,989
Other assets	413,676	397,263
Cross currency hedge receivable	121,837	145,945
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	42,853,150	35,371,010

Total assets	$142,614,011	$132,649,253

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$128,504	$263,314
Other payables	221,636	1,380,119
Other payables - related party	-	45,491
Accrued liabilities	63,024	83,099
Customer deposits	345,172	333,253
Taxes payable	1,772,402	839,299
Interest payable	253,823	1,122,000
Total current liabilities	2,784,561	4,066,575

NOTES PAYABLE, net of debt discount $15,745,236 and $16,878,269 as of
March 31, 2008 and December 31, 2007, respectively	32,465,660	33,121,731

FAIR VALUE OF DERIVATIVE INSTRUMENT	15,338,258	10,844,372

Total liabilities	50,588,479	48,032,678

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
18,370,456 and 18,143,156 shares issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	183	181
Paid-in-capital	46,212,369	44,970,589
Retained earnings	36,643,931	32,281,312
Statutory reserves	10,005,079	9,014,462
Accumulated other comprehensive loss	(836,030)	(1,649,969)
Total shareholders' equity	92,025,532	84,616,575
Total liabilities and shareholders' equity	$142,614,011	$132,649,253

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007

REVENUES	$22,458,185	$13,626,214

COST OF SALES	11,698,708	6,768,286

GROSS PROFIT	10,759,477	6,857,928

RESEARCH AND DEVELOPMENT EXPENSE	97,695	217,840

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,025,959	1,514,463

INCOME FROM OPERATIONS	8,635,823	5,125,625

OTHER EXPENSE (INCOME), NET
Other income, net	(4,787)	(2,456)
Non-operating expense (income), net	13,977	(6,321)
Interest expense, net	2,282,780	1,730,339
Total other expense (income), net	2,291,970	1,721,562

INCOME BEFORE PROVISION FOR INCOME TAXES	6,343,853	3,404,063

PROVISION FOR INCOME TAXES	990,617	-

NET INCOME	5,353,236	3,404,063

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,307,825	704,668
Change in fair value of derivative instrument	(4,493,886)	-

COMPREHENSIVE INCOME	$6,167,175	$4,108,731

EARNINGS PER SHARE
Basic
Weighted average number of shares	18,209,978	16,600,451
Earning per share	$0.29	$0.21

Diluted
Weighted average number of shares	19,952,721	18,016,627
Earning per share	$0.27	$0.19

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
	Number	Par	paid-in	Unrestricted	Statutory	comprehensive
	of shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, January 1, 2007	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Stock based compensation			246,458				246,458
Net income				3,404,063			3,404,063
Foreign currency translation gain						704,668	704,668
BALANCE, March 31, 2007 (Unaudited)	16,600,451	$166	$35,419,635	$23,273,438	$4,523,715	$2,736,559	$65,953,513

Exercise of stock warrants at $3.50	155,198	2	543,191				543,193
Exercise of stock warrants at $7.80	150,000	1	1,169,999				1,170,000
Stock based compensation			1,138,665				1,138,665
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Cashless exercised of warrants / options	764,153	7	(7)				-
Capital contribution			199,111				199,111
Net income				13,498,621			13,498,621
Adjustment to statutory reserve				(4,490,747)	4,490,747		-
Foreign currency translation gain						6,457,844	6,457,844
Net change related to cash flow hedge						(10,844,372)	(10,844,372)
BALANCE, December 31, 2007	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$84,616,575

Exercise of stock warrants at $3.50	202,300	2	708,048				708,050
Exercise of stock options at $3.10	25,000	-	77,500				77,500
Amortization of stock compensation			456,232				456,232
Net income				5,353,236			5,353,236
Adjustment to statutory reserve				(990,617)	990,617		-
Foreign currency translation gain						5,307,825	5,307,825
Net change related to cash flow hedge						(4,493,886)	(4,493,886)
BALANCE, March 31, 2008 (Unaudited)	18,370,456	$183	$46,212,369	$36,643,931	$10,005,079	$(836,030)	$92,025,532

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,353,236	$3,404,063
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	211,710	103,730
Amortization of intangible assets	242,303	22,946
Amortization of debt issuance costs	228,181	123,109
Amortization of debt discount	1,343,929	1,133,033
Gain on derivative instrument	(168,214)	-
Stock based compensation	456,232	246,458
Change in operating assets and liabilities
Accounts receivable	(5,286,259)	(637,101)
Inventories	120,299	(297,191)
Other receivables	(815,265)	(176,578)
Other receivables - related parties	-	(6,321)
Advances on inventory purchases	(877,424)	(692,308)
Other assets	-	(133,507)
Accounts payable	(139,993)	(87,502)
Other payables	(1,172,757)	(1,906)
Other payables - Related Party	(46,377)	14,882
Accrued liabilities	(18,598)	-
Customer deposits	(1,896)	8,480
Taxes payable	879,686	(223,419)
Interest payable	(868,177)	(1,122,000)
Net cash (used in) provided by operating activities	(559,384)	1,678,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on intangible assets	-	331,350
Advances on equipment purchases	(5,813,976)	(12,530,558)
Additions to intangible assets	(697,544)	(198,998)
Additions to plant and equipment	(2,164,933)	(284,156)
Deposit on acquisition	(698,850)	-
Net cash used in investing activities	(9,375,303)	(12,682,362)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds received from conversion of warrants and options	785,548	-
Repayment of notes payable	(2,000,000)	-
Net cash used in financing activities	(1,214,452)	-

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,519,430	657,437

DECREASE IN CASH	(8,629,709)	(10,346,057)

CASH, beginning of period	45,533,893	67,313,919

CASH, end of period	$36,904,184	$56,967,862

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009. Shelton contributed an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement. The initial term begins April 9, 2007 and terminates August 31, 2008. The Company is negotiating to contibute assets in lieu of cash for the May 1, 2008 payement due.

On June 16, 2007, the Company through HTFE entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The aggregate purchase totaled $10,500,000 consisting of $4,000,000 in cash and $6,500,000 in newly issued Company common stock or 473,354 shares, based on the average price for the immediately preceding fifteen consecutive trading days of $13.73. All assets will be used to produce electric motors with technical support and certified patents. An appraisal report dated July 16, 2007 assessed the fair market value of the acquired assets at RMB 79,550,756, approximately $10.5 million. The Company recorded the asset acquisition at fair value; none of the purchase price was allocated to goodwill.

In December 2006, the Company formed Shanghai Tech Full Electric (Shanghai Tech Full) a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company invested approximately $17.14 million in construction on plant through March 31, 2008. Shanghai Tech Full is expected to begin production in 2008.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

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

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $36,901,461 and $45,228,035, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Five major customers accounted for approximately 73% of the net revenue for the three months ended March 31, 2008, with each customer individually accounting for 22%, 18%, 16%, 10%, and 7%, respectively.  At March 31, 2008, the total receivable balance due from these customers was $24,204,386, representing 82% of total accounts receivable. Three major customers accounted for 84% of the net revenue for the three months ended March 31, 2007, with each customer individually accounting for 34%, 29%, and 21%, respectively.

Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the period ended March 31, 2008, with each vendor individually accounting for 28%, 22%, 12%, 10% and 7%, respectively. The Company’s accounts payable to these vendors was $0 at March 31, 2008. Five vendors provided 86% of the Company’s purchase of raw materials for the three months ended March 31, 2007, with each vendor individually accounting for 30%, 23%, 15%, 12% and 6%, respectively.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company had accounts receivable, net of allowance for doubtful accounts of $29,575,532and $23,216,543 as of March 31, 2008 and December 31, 2007, respectively. The allowance for doubtful accounts amounted to $121,071 and $116,238 as of March 31, 2008 and December 31, 2007, respectively.

The following table consists of allowance for doubtful accounts at March 31, 2008 and December 31, 2007.

Allowance for doubtful accounts at December 31, 2007	$116,238
Effect of foreign currency translation gain	4,833
Allowance for doubtful accounts at March 31, 2008	$121,071

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2008 and December 31, 2007, there were no impairments of its long-lived assets.

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
MARCH 31, 2008
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

In addition, revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the three months ended March 31, 2008 and 2007 such returns and allowances amounted to $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs and totaled and $230,426 and $98,355 for the three months ended March 31, 2008 and 2007, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at March 31, 2008 and December 31, 2007, respectively.

The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The Company is located in a specially designated region where the Company is subject to a 15% EIT rate.

The previous Income Tax Laws of PRC which was abolished on December 31, 2007 allowed foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The income tax rate after 50% reduction should not be lower than 10%. The new Chinese EIT law allows companies established before March 16, 2007 to continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. The Company was established before March 16, 2007. According to the Provisional Regulations of the People's Republic of China on Income Tax, the Document of Reductions and Exemptions of Income Tax for the Company has been approved by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone for the reporting period. The Company is exempt from income tax from July 1, 2004 through December 31, 2007, and has been approved to have its tax rate reduced by 50%, which is 10%, from January 1, 2008 to December 31, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33
Tax exemption	(15)	(33)
Total provision for income taxes	10%	-%

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The estimated tax savings for the three months ended March 31, 2008 and 2007 amounted to $1,485,926 and $2,099,652. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.29 to $0.21 in 2008 and $0.21 to $0.08 in 2007.

Harbin Electric, Inc. and Advanced Electric Motors, Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2008. The net operating loss carry forwards for United States income taxes amounted to $14,817,863 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2024 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the three months ended March 31, 2008 was an increase of approximate $5,000,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $3,213,074 and $1,800,380 for the three months ended March 31, 2008 and $2,077,141 and $1,108,163 for the same period of 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2008	December 31, 2007
VAT tax payable	$697,639	$781,372
Individual income tax payable	2,907	2,049
Corporation income tax payable	1,012,092	-
Others misc. tax payable	59,764	55,878
Total	$1,772,402	$839,299

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. There were no advertising costs incurred during the quarters ended March 31, 2008 and 2007.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2    inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of March 31, 2008, the outstanding principle amounted to $32,465,660. As fixed prices are set for the principal payments and the attached warrants, the Company is in a position to be sure it had adequate cash flow for the future payment and conversion of the warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

As of March 31, 2008, the outstanding principle amounted to $32,465,660. Since there is no quoted or observable market price for the fair value of similar notes, the Company then used the level 3 inputs for its valuation methodology, and used the Black Scholes Model to calculate the fair market value of the discount of the note. In addition, due to the notes are expiring in 2012 and the Company does not anticipate any nonperformance risk, the Company determined that the fair value of the notes approximated the carrying value.

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. Under SFAS 157, market value is to represent fair value. As of March 31, 2008, the Company has a $15 million derivative instrument. Management obtains fair value of the derivative instrument from the financial institution using Level 3 inputs since there is no observable market price.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. On April 2, 2007, $5,387,485 was recorded as a loss on the derivative investment in other comprehensive income (loss) upon entering into the hedge agreement. As of March 31, 2008 and December 31, 2007, the fair value of the derivative instrument totaled $15,338,258 and $10,844,372, respectively, and was recorded in other comprehensive loss.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Translation adjustments resulting from this process amounted to $5,325,188 and $704,668 as of March 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at March 31, 2008 were translated 7.00 RMB to $1.00 USD as compared to 7.20 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2008 and 2007 were 7.10 RMB and 7.75 RMB to $1.00 USD, respectively.

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

In connection with the debt and warrants issued in October 2006, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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
MARCH 31, 2008
(UNAUDITED)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 3 – Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, “Earnings Per Share.” FAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the quarters ended March 31, 2008 and 2007:

	2008	2007
For the three months ended March 31, 2008 and 2007
Net income for basic and diluted earnings per share	$5,353,236	$3,404,063

Weighted average shares used in basic computation	18,209,978	16,600,451
Diluted effect of stock options and warrants	1,742,743	1,416,176
Weighted average shares used in diluted computation	19,952,721	18,016,627

Earnings per share:
Basic	$0.29	$0.21
Diluted	$0.27	$0.19

At December 31, 2007, a total of 260,000 options with an exercise price of $15.60 were excluded from diluted earnings per share due to the anti-dilutive effect. At March 31, 2008, all outstanding stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2008.

Note 4 – Inventories

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Raw and packing materials	$839,893	$925,085
Work in process	1,345,280	792,903
Finished goods	369,139	852,941
Total	$2,554,312	$2,570,929

Note 5 – Plant and equipment

Plant and equipment consist of the following at March 31, 2008 and December 31, 2007:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

	March 31,	December 31,
	2008	2007
Buildings	$5,904,491	$5,668,808
Office equipment	398,992	378,849
Production equipment	4,759,590	4,333,797
Vehicles	362,973	348,485
Construction in progress	17,135,987	14,575,134
Total	28,562,033	25,305,073
Less: accumulated depreciation	(1,723,097)	(1,447,038)
Property and equipment, net	$26,838,936	$23,858,035

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

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $211,710 and $103,730, respectively.

As of March 31, 2008 and December 31, 2007, a total of $1,374,092 and $980,154 interest was capitalized into construction in progress, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2008, management believes there was no impairment.

Net intangible assets at March 31, 2008 and December 31,2007 were as follows:

	March 31,	December 31,
	2008	2007
Land use rights	$410,850	$394,451
Patents	6,460,998	6,202,854
Less: accumulated amortization	(974,048)	(697,316)
Intangible assets, net	$5,897,800	$5,899,989

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $242,303 and $22,946, respectively.

Note 7 – Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $2,738,306 and $1,772,204 as of March 31, 2008 and December 31,2007 respectively. Additionally, the Company made advances on equipment purchases totaling $31,277,020 at March 31, 2008 and $24,328,386 as of December 31,2007, respectively.

Note 8 – Advance for intangible assets

The advances for intangible assets as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Land use right prepayment	1,442,280	1,384,710
Advances on intangible assets	$1,442,280	$1,384,710

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 55% or $1,384,710 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of March 31, 2008, the application of the land use lease is still in process.

Note 9 – Other assets

Other assets as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
Research and development prepayment	$396,584	$380,754
Deferred expenses	17,092	16,509
Total	$413,676	$397,263

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009. The R&D Agreement provides for a budget of approximately $3.13 million (RMB 25 million), consisting of $1.88 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS. Of this amount, approximately $1,428,000 (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.714 million (RMB 5 million) will be invested prior to termination of the agreement at the end of 2008 as testing and evaluation occurs.

The research and development prepayment is being expensed based on the service incurred pursuant to SFAS 2 and EITF 07-3. A total of $0 and $217,840 has been expensed as research and development for the three months ended March31, 2008 and 2007.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 10 – Related parties

Other payable – related parties

As of December 31, 2007, the Company owes $45,491 to CEO Mr. Yang for travel reimbursements. The Company repaid the amounts to Mr. Yang during the first quarter of 2008.

Note 11 – Additional product sales information

The Company has a single operating segment. Majority of the Company’s revenue were generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic area for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007
China	$18,653,559	$12,218,106
International	3,804,626	1,408,108
Total sales	22,458,185	13,626,214
Cost of sales - China	9,805,358	6,143,844
Cost of sales - International	1,893,350	624,442
Total cost of sales	11,698,708	6,768,286
Gross profit	$10,759,477	$6,857,928

Note 12 – Financing

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 2.61% and 4.6% at March 31, 2008 and December 31, 2007, respectively), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount. The Company repaid $3,000,000 to The Bank of New York, the collateral agent on March 1, 2008, and the overpaid amount of $1,000,000 was recorded as other receivable at March 31, 2008. In April 2008, Merrill Lynch returned the $1,000,000 to the Company.

The 2012 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. See below for discussion of swap agreement changing the variable interest to 7.2% fixed. The 2012 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2012 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2011. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

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
MARCH 31, 2008
(UNAUDITED)

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

The warrant agreements contain a cashless exercise provision. During the first quarter of 2008, no warrants had been converted to common stock through cashless transaction.

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

In connection with the debt and warrants issued in August 2006, the Company filed registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity, without regard to the registration payment arrangement, should be reclassified.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $1,343,929 and $1,133,033 was amortized to interest expense for the three months ended March 31, 2008 and 2007, respectively. The carrying value of the debt is as follows:

	March 31,	December 31,
	2008	2007
Principal amount	$48,000,000	$50,000,000
Less unamortized discount	(15,534,340)	(16,878,269)
Long-term debt, net of unamortized discount	$32,465,660	$33,121,731

Debt issuance costs totaled $2,954,625 are carried in other assets and are amortized over the life of the loan using the effective interest method. $228,181 and $123,109 was amortized to interest expense for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, the unamortized debt issuance costs totaled $1,986,537 and $2,214,717, respectively.

Net interest expense for the three months ended March 31, 2008 and 2007 was comprised of the following:

	2008	2007
Amortization of debt discount	$1,343,929	$1,133,033
Amortization of debt issuance costs	228,181	123,109
Interest expense	1,093,629	876,896
Interest earned on cash deposits	(214,745)	(402,699)
Interest earned on derivative instrument	(168,214)	-
Interest expense, net	$2,282,780	$1,730,339

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 13 – Derivative instrument

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

The fair value of this swap agreement at inception date was a payable of $5,387,487, and at March 31, 2008 and December 31, 2007, was a payable of $15,338,258 and $10,844,372, respectively. During the three months ended March 31, 2008, the Company recognized $168,214, which was recorded as a gain from derivative transactions. For the three months ended December 31, 2007, the Company received $192,322, and the difference of $121,837 was recorded as cross currency hedge receivable. For the three months ended March 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Changes of cross currency hedge receivable are as follows,

Balance at December 31, 2007	$145,945
Subtract :Cash received during the 3 months of 2008	(192,322)
Plus: Recognized gain from derivative transactions	168,214
Balance at March 31, 2008	$121,837

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 14 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Balance, January 1, 2007	$2,031,891
Foreign currency translation gain	704,668
Unrealized loss on investment	-
Balance, March 31, 2007	2,736,559
Foreign currency translation gain	6,457,844
Change in fair value of derivative instrument	(10,844,372)
Balance, December 31, 2007	(1,649,969)
Foreign currency translation gain	5,307,825
Change in fair value of derivative instrument	(4,493,886)
Balance at March 31, 2008	$(836,030)

Note 15 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of March 31, 2008 and December 31, 2007, the Company was obligated under the non cancelable commitments to purchase materials amounting to $1,756,328 and $1,686,222, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

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

As discussed in Note 12, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700. The agreement expires April 30 2009. Rent expense for the three months ended March 31, 2008 and 2007 amounted to $13,539 and $9,541, respectively. Total future minimum lease payments at March 31, 2008 are as follows:

Amount
Nine months ending December 31, 2008	$24,300
Year ending December 31, 2009	10,940
Thereafter,	-

Note 16 – Shareholders’ equity

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2007	3,967,368
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2007	3,967,368
Granted	-
Forfeited	-
Exercised	(1,512,408)
Outstanding as of December 31, 2007	2,454,960
Granted	-
Forfeited	-
Exercised	(202,300)
Outstanding as of March 31, 2008	2,252,660

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.50	122,502	3.02	$3.50	122,502	3.02
$10.84	366,697	4.77	$10.84	366,697	4.77
$7.80	1,528,846	1.77	$7.80	1,528,846	1.77
$7.80	234,615	1.71	$7.80	234,615	1.71
Total	2,252,660			2,252,660

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 17 – Options

In May 2005, the Board of Directors of the Company adopted and approved the 2005 Stock Option Plan (the “Plan”) which authorized the issuance of up to 1,500,000 shares under the Plan. The fair values of stock options granted to employees and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Employees - 2005	3.0 yrs	66%	0%	4.00%	$3.93
Directors - 2005	5.0 yrs	66%	0%	4.13%	$3.10
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Employees - 2007	3.0 yrs	81%	0%	4.50%	$12.40
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	900,000	$6.08	$3,052,500
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2007	925,000	6.28	3,052,500
Granted	260,000	15.32	1,308,150
Forfeited	(66,667)	3.93	680,882
Exercised	(357,083)	5.96	4,572,141
Outstanding as of December 31, 2007	761,250	$9.69	$7,950,312
Granted	-	-	-
Forfeited	-
Exercised	(25,000)	3.10	416,250
Outstanding as of March 31, 2008	736,250	$10.05	$2,245,563

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.10	125,000	1.83	$3.10	125,000	1.83
$8.10	326,250	2.83	$8.10	181,250	2.83
$12.40	25,000	2.17	$12.40	10,500	2.17
$15.60	260,000	2.71	$15.60	52,000	2.71
Total	736,250			368,750

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 18 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2007 and 2006.

Total interest paid amounted to $2,312,668 and $1,998,896 for the three months ended March 31, 2008 and 2007, respectively. Total income tax paid amounted to $0 for the three months ended March 31, 2008 and 2007, respectively.

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

The Company’s CEO transferred 280,000 of shares to the Company employees and consultants. The Company has accounted for this transfer valued at $14.63 per share, the trading price of the stock on the date of transfer, as a capital contribution by the CEO, the value was amortize over the vesting period. For the three months ended March 31, 2008, total of $99,556 has been expensed and included in the stock compensation expense.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 19 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $8,376 and $7,128 contributions of employment benefits, including pension for the three months ended March 31, 2008 and 2007.

Note 20 – Legal proceedings

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 21 – Subsequent events

On March 27, 2008, Harbin Tech Fu entered into a letter of intent to acquire Weihai Hengda Electric Motor Co. Ltd., a PRC corporation (“Hengda Electric Motor”) and Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng Second Electric Motor”) which is operated and managed by Hengda Electric Motor. Hengda Electric Motor is based in China’s costal Weihai City, Shandong Province, and manufactures and distributes various industrial rotary motors. Hengda Electric Motor is currently 97.15% owned by Wendeng Second Electric Motor which is controlled by the People’s Government of Zhangjiachan Township, Wendeng County under the jurisdiction of Weihai City. The remaining 2.85% of Hengda Electric Motor is owned by the Committee of the Labor Union of Wendeng Second Electric Motor. Wendeng Second Electric Motor is operated and managed by Hengda Electric Motor. In connection with the share acquisition of Hengda Electric Motor, Harbin Tech Full has also agreed to purchase the entire assets owned by Wendeng Second Electric Motor as of March 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We were incorporated under the laws of the state of Nevada, and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We manufacture, design, supply and service of customized linear motors, motor/controller automation systems, automobile specialty micro-motors, and other special motors for domestic China and other international markets. Our products are purchased by a broad range of customers, including those involved in oil services, factory automation, packaging, logistic systems, food industry, and mass transportation systems.

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

Reserve for potential credit losses were $121,071 and $116,238 for the three months ended March 31, 2008 and December 31, 2007, respectively. No amounts were written off during the periods indicated. If the estimate of our allowance is understated in future periods, operating income would be reduced.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, which is not in excess of market using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate such exposure, we require a binding purchase order or a signed agreement by our customers agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

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

In addition, our revenue recognition could be negatively impacted by returns. However, we make customized products which are customer specific, and no returns are allowed. We warrant our products for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2007 and for the three months ended March 31, 2008, such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Derivative Financial Instruments

The Company uses derivative financial instrument such as cross-currency swap. The derivative is initially recognized in the balance sheet at cost and subsequently re-measured at fair value for each reporting period. Changes in the fair values of derivative accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in the income statement.

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

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The Company adopted SFAS No. 157 and did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

RESULTS OF OPERATIONS

Revenue

For the three months ended March 31, 2008, we generated net revenues of $22.46 million compared to $13.63 million for the three months ended March 31, 2007, representing an increase of 65% year-over-year. Linear motors and related integrated application systems contributed 42% to total revenues, automobile specialty micro-motors contributed 39%, and controllers, armatures, and other special motors contributed 19% compared to 68%, 0%, and 32%, respectively, for the three months ended March 31, 2007.

The 65% year-over-year increase in revenues was primarily driven by increased sales from the automobile specialty micro-motors, which contributed approximately $9 million to total revenues.

The Company’s products that were exported directly to markets outside China amounted to 17% of total sales in the three months ended March 31, 2008.

Gross Profit

The gross profit for the three months ended March 31, 2008 was $10.76 million compared to $6.86 million for the three months ended March 31, 2007, a 57% year-over-year growth primarily driven by increased sales. The overall gross profit margin, as a percentage of revenues, was 47.91% in the first quarter of 2008 compared to 50.33% in the first quarter of 2007. The slight decline in gross profit margin was mainly due to changes in the product mix that is attributable to the new product line of the automobile micro-motor business. By segment, the gross profit margin was 54% for linear motors and 42% for automobile specialty micro-motors. Changes in raw materials prices did not have a material impact on gross margins for the quarter.

Operating Profit

The Company achieved a 68% year-over-year growth in operating profit, to $8.64 million in the three months ended March 31, 2008 from $5.13 million in the three months ended March 31, 2007. The significant growth in operating profit was primarily attributable to the growth in sales from the automobile micro-motors business. Operating margin was up slightly, 38.45% for the three months ended March 31, 2008 versus 37.62% for the same quarter of prior year, indicating improved operating efficiency.

Selling, general and administrative expense was $2.03 million for the quarter, compared to $1.51 million in the same quarter of 2007. The year-over-year dollar increase in SG&A was primarily associated with higher shipping and handling costs as a result of volume growth. As a percentage of total sales, the Company’s total SG&A expenses declined to 9.0% in the quarter from 11.1% in the same quarter last year. Going forward, the Company expects that 10%-12% of sales is a more reasonable range for the selling, general and administrative expense primarily due to increased expenses related to the compliance activities required by Section 404 of the Sarbanes-Oxley Act of 2002 as well as the acquisition of Weihai Hengda Electric Motor Co. Ltd., and Wendeng Second Electric Motor Factory announced on March 28, 2008.

Interest expense

Net interest expense was $2.28 million and $1.73 million for the three months ended March 31, 2008 and 2007, respectively. The interest expense in this quarter was offset by $382,959 interest income earned on cash deposits and interest rate swap agreement with Merrill Lynch executed on April 2, 2007.

The net interest expense also includes a non-cash charge of amortization expense of the debt discount totaled $1.34 million for the three month ended March 31, 2008 and 2007. This non-operating charge reduced the quarterly earnings by $0.07 per diluted share. This expense was due to the amortization of the debt discount for the $50 million notes issued on August 30, 2006. As of March 31, 2008, the unamortized debt discount totaled $15,534,340. For comparison, the non-cash charge of amortization expense of the debt discount was $1.13 million for the three month ended March 31, 2007.

Income Tax

According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, the Company was exempted from income tax. From January 1, 2008 to December 31, 2010, the Company has been approved to have its tax rate reduced to 10% and the local government has further approved to rebate 2.5% of the tax to the Company. This rebate will be included in Non-Operating Income.

For the three months ended March 31, 2008, the Company recorded an income tax of $990,617. The estimated tax savings for the three months ended March 31, 2008 and March 31, 2007 amounted to $1,485,926 and $2,099,652, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.29 to $0.21 in 2008 and $0.21 to $0.08 in 2007.

Net Income

Net Income for the three months ended March 31, 2008 was $5.35 million compared to $3.40 million for the three months ended March 31, 2007, representing a year-over-year increase of 57%. This increase in net income was mainly due to increased sales of the automobile specialty micro-motors business.

Earnings per diluted share grew 41% from $0.19 in the three month period ended March 31, 2007 to $0.27 in the three month period ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, cash and cash equivalents were $36.90 million, compared to $45.53 million on December 31, 2007. The net decrease during the three months ended March 31, 2008 was due mainly to the increase in accounts receivable, debt repayment during the period, and prepayments made for equipment purchases and fixed assets construction.

The Company is experiencing rapid business growth. During the three months ended March 31, 2008, the Company used more cash than generated by operating, investing and financing activities. The cash was mainly used to fund the increases in accounts receivables ($5.29 million), make prepayments on equipment purchases ($5.81 million), invest in property and plant constructions ($2.16 million), pay interests due on debt ($0.87 million), and settle a lawsuit ($1 million).

Beginning on March 1, 2008, the Company is required to make principal payments on the $12 million 2010 Notes, which mature on September 1, 2010. In March 2008, the Company made a $2 million principal payment due on March 1, 2008. The next $2 million payment is due on September 1, 2008. The Company is required to make a $2 million payment semi-annually through the maturity of the 2010 Notes.

On August 25, 2006 the Company’s subsidiary HTFE signed an R&D Agreement with IEECAS. Under the R&D Agreement, HTFE is obligated to invest approximately $1.88 million (of which approximately $1.25 million previously has been paid) during the period ending in early 2009. On September 8, 2006 the Company’s subsidiary HTFE signed a Land Use Agreement for a plot of land in Shanghai. HTFE is obligated to make an additional Fee payment of approximately $1.27 million (the timing of which is dependent upon completion of certain regulatory applications and receipt of a regulatory permit for work commencement) as well as to invest approximately $15 million in Site investments. It is anticipated that, as permitted by the Indenture, the Company will use a portion of the proceeds from placement of the Notes to Merrill Lynch and Citadel for such purposes.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, AAG to design, develop and manufacture customized industrial automation controllers. Pursuant to the terms of the Letter of Agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 by May 1, 2008 and $1,000,000 by March 31, 2009.

On March 27, 2008, HTFE, entered into a letter of intent to acquire Weihai Hengda Electric Motor Co. Ltd., a PRC corporation (“Hengda Electric Motor”) and Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng Second Electric Motor”) which is operated and managed by Hengda Electric Motor. Pursuant to the terms of the letter of intent, the parties have agreed that HTFE will pay no higher than either (1) ten (10) times the total net profit that Hengda Electric Motor and Wendeng Second Electric Motor generated in the last consecutive 12 months prior to March 31, 2008 (March 2008 included); or (2) the value appraised by a third party evaluation agent agreed by both parties in consideration for the purchase of the Hengda Electric Motor shares and the asset purchase from Wendeng Second Electric Motor. The Company expects to finance the acquisition using existing cash and may seek additional funds through either a debt or equity financing.

Cross currency hedge

The Company's operations are exposed to a variety of global market risks, including the effect of changes in foreign currency exchange rates and interest rates. These exposures are managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

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

The fair value of this swap agreement on December 31, 2007 was a payable of $10,844,372, and on March 31, 2008 was a payable of $15,338,258. From the December 31, 2007 to March 31, 2008, changes in fair value of the swap resulted in other comprehensive loss of $4,493,886, net of taxes and an increase to liability. During the three months ended March 31, 2008, the Company recognized $168,214, which was recorded as gain from derivative transactions. For the three months ended March 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.

Effective for fiscal year beginning after January 1, 2008, the Company adopts SFAS 157, “Fair Value Measurements”, to define fair value of derivative liability in company financial statements. The adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure, and are operating in an effective manner.

 Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

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

We have a substantial amount of debt. As of March 31, 2008, we had approximately $2.78 million of total current liabilities, in addition to $48 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

- reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

- limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

- expose us to interest rate fluctuations because the interest rate for a portion of our debt is variable;

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

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with $38 million 2012 senior notes, on April 3, 2007, the Company entered into a cross currency interest rate swap transaction (the SWAP) with Merrill Lynch International. The SWAP, with a notional principal value of $38 million, converts the LIBOR plus 3.35% variable interest to a 7.2% per annum RMB fixed interest rate. The Company uses this derivative instrument only to hedge exposures in the ordinary business course and does not invest in derivative instruments for speculative purposes.

The Company management watches closely and measures the risk of the SWAP on a regular basis, which includes effectiveness analysis and pricing model discussion with third party that provides market value pricing on quarterly basis. With the new enforced SFAS 157, Fair Value Measurements, the Company realizes that there is risk inherent in a particular valuation technique used to measure fair value of financial derivative liability and risk inherent in the inputs to the valuation technique.

We do not anticipate paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

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

Five major customers accounted for 73% of the net revenue for the period ended March 31, 2008. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the three months ended March 31, 2008. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 61.2% of our issued and outstanding common stock as of March 31, 2008. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law has replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced income tax rate of 15% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively lower tax liabilities. The estimated tax savings for the three months ended March 31, 2008 and 2007 without preferential tax treatment amounted to approximately $1.49 million and $2.10 million, respectively.

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

Other than the above tax law changes, the legal authorities are continuing the evaluation of tax and fee benefits that have been available to foreign investors and companies operating in China and tax holidays for new enterprises. It is anticipated, in the near term, there are going to be more changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past.

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

Because our executive officers and several of our directors, including our chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in the U.S. court.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

On March 27, 2008, Harbin Tech Full Electric Co., Ltd., a wholly owned subsidiary of the Company, entered into a letter of intent (the “Letter of Intent”) to acquire Weihai Hengda Electric Motor Co. Ltd., a PRC corporation (“Hengda Electric Motor”) and Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng Second Electric Motor”) which is operated and managed by Hengda Electric Motor. Hengda Electric Motor is based in China’s costal Weihai City, Shandong Province. Hengda Electric Motor manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors through its established sales network and distribution channels.

Hengda Electric Motor is currently 97.15% owned by Wendeng Second Electric Motor which is controlled by the People’s Government of Zhangjiachan Township, Wendeng County under the jurisdiction of Weihai City. The remaining 2.85% of Hengda Electric Motor is owned by the Committee of the Labor Union of Wendeng Second Electric Motor. In connection with the share acquisition of Hengda Electric Motor, Harbin Tech Full has also agreed to purchase the entire assets owned by Wendeng Second Electric Motor.

Pursuant to the terms of the Letter of Intent, the parties have agreed that Harbin Tech Full will pay no higher than either (1) ten (10) times the total net profit that Hengda Electric Motor and Wendeng Second Electric Motor generated in the last consecutive 12 months prior to March 31, 2008 (March 2008 included); or (2) the value appraised by a third party evaluation agent agreed by both parties in consideration for the purchase of the Hengda Electric Motor shares and the asset purchase from Wendeng Second Electric Motor. The final financial terms of the transaction will be proposed within twenty days after the signing date of the Letter of Intent (signed on March 27, 2008) and the acquisition is scheduled to complete within ninety days after the signing date of the Letter of Intent.

The Company expects to finance the acquisition using existing cash and may seek additional funds through either a debt or equity financing.

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

10.24
Letter of Intent dated March 27, 2008, by and among Harbin Tech Full Electric Co., Ltd., Wendeng Second Electric Motor Factory, The Committee of Labor Union of Wendeng Second Eletric Motor Factory and The People’s Government of Zhangjiachan Town, Wendeng County.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the First Quarter Ended March 31, 2008	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 27, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: May 9, 2008	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Zedong Xu
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

10.24
Letter of Intent dated March 27, 2008, by and among Harbin Tech Full Electric Co., Ltd., Wendeng Second Electric Motor Factory, The Committee of Labor Union of Wendeng Second Eletric Motor Factory and The People’s Government of Zhangjiachan Town, Wendeng County.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release Announcing Financial Results for the First Quarter Ended March 31, 2008	Filed herewith as Exhibit 99.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 27, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.