Form 10KSB/A
period 2007-12-31
Harbin Electric, Inc
filed 2008-07-23
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No. 1)
FORM 10-KSB/A

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

Explanatory Note

This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on March 10, 2008. We are amending and restating the following items in this Amendment No. 1:

(i)	Part II. Item 8A. Controls and Procedures
(ii)	Part III. Item 13. Exhibits
(iii)	Signatures
(iv)	Exhibit Index

PART II.
Item 8A.	Controls and Procedures	3

PART III.
Item 13.	Exhibits	5

Signatures		8
Exhibit Index		9

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.
•
All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal  control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 13. EXHIBITS.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of July, 2008.

Harbin Electric, Inc.

By:	/s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: July 23, 2008	/s/ Tianfu Yang
Tianfu Yang Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: July 23, 2008	/s/ Zedong Xu
Zedong Xu Chief Financial Officer (Principal Accounting Officer)

Date: July 23, 2008	/s/ Suofei Xu
Suofei Xu Vice President and Director

Date: July 23, 2008	/s/ Ching Chuen Chan
Ching Chuen Chan Director

Date: July 23, 2008	/s/ Patrick McManus
Patrick McManus Director

Date: July 23, 2008	/s/ David Gatton
David Gatton Director

Date: July 23, 2008	/s/ Feng Bai
Feng Bai Director

Date: July 23, 2008	/s/ Yunyue Ye
Yunyue Ye Director

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 6, 2005 and incorporated herein by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Employment Agreement, dated October 12, 2005, between the Company and Mr. Barry Raeburn	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 17, 2005 and incorporated herein by reference.

10.5	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.6	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.7	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.14	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.15	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.16 to the registration statement on Form SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.17	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

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