Form 10-Q
period 2008-06-30
Harbin Electric, Inc
filed 2008-08-08
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008: 21,870,456 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	UNAUDITED
A S S E T S

CURRENT ASSETS:
Cash and Cash equivalents	$87,775,039	$45,533,893
Accounts receivable, net of allowance for doubtful accounts of $123,699 and $116,238 as of June 30, 2008 and December 31, 2007, respectively	26,151,560	23,216,543
Inventories	2,201,708	2,570,929
Other receivables	140,023	326,639
Advances on inventory purchases	3,660,168	1,772,204
Total current assets	119,928,498	73,420,208

PLANT AND EQUIPMENT, net	32,252,654	23,858,035

OTHER ASSETS:
Debt issue costs, net of amortization	1,862,770	2,214,717
Advances on equipment purchases	36,907,824	24,328,386
Advances on intangible assets	1,473,590	1,384,710
Deposits on acquisition	729,500	-
Intangible assets, net of accumulated amortization	5,772,903	5,899,989
Other assets	424,870	397,263
Cross currency hedge receivable	192,731	145,945
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	48,364,188	35,371,010

Total assets	$200,545,340	$132,649,253

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$163,182	$263,314
Other payables & Accrued Liabilities	198,880	1,463,218
Other payables - related party	-	45,491
Customer deposits	306,925	333,253
Taxes payable	2,020,409	839,299
Interest payable	1,041,769	1,122,000
Total current liabilities	3,731,165	4,066,575

NOTES PAYABLE, net of debt discount $14,575,398 and $16,878,269 as of June 30, 2008 and December 31, 2007, respectively	33,424,602	33,121,731

FAIR VALUE OF DERIVATIVE INSTRUMENT	11,094,006	10,844,372

Total liabilities	48,249,773	48,032,678

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 21,870,456 and 18,143,156 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	219	181
Paid-in-capital	92,959,310	44,970,589
Retained earnings	41,815,734	32,281,312
Statutory reserves	11,064,220	9,014,462
Accumulated other comprehensive loss	6,456,084	(1,649,969)
Total shareholders' equity	152,295,567	84,616,575
Total liabilities and shareholders' equity	$200,545,340	$132,649,253

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007

REVENUES	$23,959,073	$13,989,693	$46,417,258	$27,615,907

COST OF SALES	12,502,939	6,769,323	24,201,647	13,537,609

GROSS PROFIT	11,456,134	7,220,370	22,215,611	14,078,298

RESEARCH AND DEVELOPMENT EXPENSE	186,676	235,519	284,371	453,359

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,044,821	1,445,858	5,070,780	2,960,321

INCOME FROM OPERATIONS	8,224,637	5,538,993	16,860,460	10,664,618

OTHER EXPENSE (INCOME), NET
Other income, net	(24,824)	(6,854)	(29,611)	(9,310)
Non-operating income, net	(231,555)	(757,087)	(217,578)	(763,408)
Interest expense, net	1,194,731	1,746,778	3,477,511	3,477,117
Total other expense, net	938,352	982,837	3,230,322	2,704,399

INCOME BEFORE PROVISION FOR INCOME TAXES	7,286,285	4,556,156	13,630,138	7,960,219

PROVISION FOR INCOME TAXES	1,055,342	-	2,045,959	-

NET INCOME	6,230,943	4,556,156	11,584,179	7,960,219

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,047,862	1,638,750	8,355,687	2,343,418
Change in fair value of derivative instrument	4,244,252	(3,945,951)	(249,634)	(3,945,951)

COMPREHENSIVE INCOME	$13,523,057	$2,248,955	$19,690,232	$6,357,686

EARNINGS PER SHARE
Basic
Weighted average number of shares	18,639,687	16,600,562	18,424,832	16,600,507
Earning per share	$0.33	$0.27	$0.63	$0.48

Diluted
Weighted average number of shares	20,023,990	18,740,981	19,998,192	18,739,186
Earning per share	$0.31	$0.24	$0.58	$0.42

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Exercise of warrants	2,500		8,750				8,750
Stock based compensation			492,916				492,916
Net income				7,960,219			7,960,219
Foreign currency translation gain						2,343,418	2,343,418
Net change related to cash flow hedges						(3,945,951)	(3,945,951)
BALANCE, June 30, 2007 (Unaudited)	16,602,951	166	35,674,843	27,829,594	4,523,715	429,358	68,457,676

Exercise of stock warrants at $3.50	152,698	2	534,441				534,443
Exercise of stock warrants at $7.80	150,000	1	1,169,999				1,170,000
Stock based compensation			892,207				892,207
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Cashless exercised of warrants / options	764,153	7	(7)				-
Capital contribution			199,111				199,111
Net income				8,942,465			8,942,465
Adjustment to statutory reserve				(4,490,747)	4,490,747		-
Foreign currency translation gain						4,819,094	4,819,094
Net change related to cash flow hedge						(6,898,421)	(6,898,421)
BALANCE, December 31, 2007	18,143,156	182	44,970,588	32,281,312	9,014,462	(1,649,969)	84,616,575

Exercise of stock warrants at $3.50	202,300	2	708,049				708,051
Exercise of stock options at $3.10	25,000	0.25	77,500				77,500
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Amortization of stock compensation			912,465				912,465
Net income				11,584,179			11,584,179
Adjustment to statutory reserve				(2,049,758)	2,049,758		-
Foreign currency translation gain						8,355,687	8,355,687
Net change related to cash flow hedge						(249,634)	(249,634)
BALANCE, June 30, 2008 (Unaudited)	21,870,456	$219	$92,959,310	$41,815,734	$11,064,220	$6,456,084	$152,295,567

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,584,179	$7,960,219
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	433,706	209,399
Amortization of intangible assets	505,517	47,304
Amortization of debt issuance costs	351,948	246,218
Amortization of debt discount	2,302,871	2,266,066
Gain on derivative instrument	(192,731)	(297,637)
Stock based compensation	912,465	492,916
Change in operating assets and liabilities
Accounts receivable	(1,413,683)	(1,473,337)
Inventories	518,092	(782,505)
Other receivables	199,856	(108,294)
Other receivables - related parties	-	45,528
Advances on inventory purchases	(1,730,440)	(1,650,174)
Other assets	(589)	(9,914)
Accounts payable	(112,265)	(74,302)
Other payables & Accrued Liabilities	(1,281,544)	88,634
Other payables - Related Party	(47,064)	-
Customer deposits	(46,390)	15,395
Taxes payable	1,096,594	(69,427)
Interest payable	(80,231)	-
Net cash provided by operating activities	13,000,291	6,906,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease of advances on intangible assets	-	505,709
Increase of advances on equipment purchases	(10,716,226)	(11,741,760)
Additions of intangible assets	(707,875)	(198,998)
Additions to plant and equipment	(7,114,655)	(861,752)
Deposit on acquisition	(698,850)	-
Net cash used in investing activities	(19,237,606)	(12,296,801)

CASH FLOWS FINANCING ACTIVITIES:
Net proceeds from stock issuance 3.5 million shares	46,290,743	-
Proceeds received from conversion of warrants and options	785,551	8,750
Deposit to secure investment in cross currency hedge	-	(1,000,000)
Proceeds from cross currency hedge	145,945	297,637
Repayment of notes payable	(2,000,000)	-
Net cash provided by (used in) financing activities	45,222,239	(693,613)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	3,256,222	1,470,999

INCREASE (DECREASE) IN CASH	42,241,146	(4,613,326)

Cash and Cash equivalents, beginning of period	45,533,893	67,313,919

Cash and Cash equivalents, end of period	$87,775,039	$62,700,593

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 1 – Organization and description of business

Harbin Electric, Inc, (the “Company”), is a Nevada corporation incorporated on July 9, 2003. The Company through its indirect wholly-owned subsidiary, Harbin Tech Full Electric Co., Ltd. (“HTFE”), develops, engineers, manufactures and sells a wide array of customized linear motors, controller automation systems, automobile specialty micro-motors, and other special motors.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008 and $1,000,000 is due by March 31, 2009. Shelton contributed an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement. The initial term begins April 9, 2007 and terminates August 31, 2008.

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

In December 2006, the Company formed Shanghai Tech Full Electric (Shanghai Tech Full) a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company invested approximately $44.2 million on the plant through June 30, 2008.

On July 14, 2008, the Company through HTFE completed its previously announced acquisition of Weihai Hengda Electric Motor (Group) Co. Ltd, a PRC corporation (“Hengda”), for RMB 375 million (approximately $54.7million) payable in cash. The purchase price was determined in accordance with the guidelines agreed by all. See Note 19 - Subsequent events. To fund the acquisition, the Company issued 3,500,000 common stocks at a price of $14.13 per share through a private placement to raise $49,455,000 on June 24, 2008. See Note 15 - Shareholders’ equity.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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

Concentration of risks

The Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $87,496,362 and $45,228,035, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Five major customers accounted for approximately 74% of the net revenue for the six months ended June 30, 2008, with each customer individually accounting for 23%, 20%, 15%, 9%, and 7%, respectively. At June 30, 2008, the total receivable balance due from these customers was $23,600,431, representing 90% of total accounts receivable. Five major customers accounted for 86% of the net revenue for the six months ended June 30, 2007, with each customer individually accounted for 27%, 23%, 19%, 12% and 5%, respectively. At December 31, 2007, the total receivable balance due from these customers was $15,801,713, representing 68% of total accounts receivable.

Five major vendors provided approximately 78% of the Company’s purchases of raw materials for the period ended June 30, 2008, with each vendor individually accounting for 28%, 21%, 12%, 10% and 7%, respectively. The Company’s accounts payable to these vendors was $0 at June 30, 2008. Five vendors provided 82% of the Company’s purchase of raw materials for the six months ended June 30, 2007, with each vendor individually accounting for 31%, 20%, 16%, 11% and 5%, respectively. The Company’s accounts payable to these vendors was $0 at December 31, 2007.

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The allowance for doubtful accounts amounted to $123,699 and $116,238 as of June 30, 2008 and December 31, 2007, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The following table consists of allowance for doubtful accounts at June 30, 2008 and December 31, 2007.

Allowance for doubtful accounts at December 31, 2007	$116,238
Effect of foreign currency translation gain	7,461
Allowance for doubtful accounts at June 30, 2008	$123,699

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

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no impairments of its long-lived assets.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

In addition, revenue recognition could be negatively impacted by returns. However, the Company makes custom products which are customer specific, and no returns are allowed. The Company warrants the product for repair only in the event of defects for two years from the date of shipment. Historically, the Company has not experienced significant defects, and replacements for defects have not been material. The Company charges such costs to cost of goods sold. For the six months ended June 30, 2008 and 2007 and three months ended June 30, 2008 and 2007, such returns and allowances amounted to $0. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs are included in selling, general and administrative costs and totaled $433,887 and $218,175 for the six months ended June 30, 2008 and 2007 and $203,461 and $122,357 for the three months ended June 30, 2008 and 2007.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at June 30, 2008 and December 31, 2007, respectively.

The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The Company is located in a specially designated region where the Company is subject to a 10% EIT rate.

The previous Income Tax Laws of PRC which was abolished on December 31, 2007 allowed foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The income tax rate after 50% reduction should not be lower than 10%. The new Chinese EIT law allows companies established before March 16, 2007 to continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. The Company was established before March 16, 2007 and thus entitled to tax holiday treatment.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33
Tax exemption	(15)	(33)
Total provision for income taxes	10%	-%

The estimated tax savings for the six months ended June 30, 2008 and 2007 amounted to $3,074,637 and $4,608,753. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.63 to $0.46 in 2008 and $0.48 to $0.18 in 2007. The estimated tax savings for the three months ended June 30, 2008 and 2007 amounted to $1,588,711 and $2,509,101. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.33 to $0.23 in 2008 and $0.27 to $0.12 in 2007.

Harbin Electric, Inc. and Advanced Electric Motors, Inc. were incorporated in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $16,985,762 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2024 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the six months ended June 30, 2008 was an increase of approximate $5,775,000. Management will review this valuation allowance periodically and make adjustments accordingly.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $6,866,810 and $3,719,861 for the six months ended June 30, 2008 and $4,176,354 and $2,246,373 for the same period of 2007, respectively. VAT on sales and VAT on purchases amounted to $3,653,736 and $1,919,481 for the three months ended June 30, 2008 and $2,099,213 and $1,138,210 for the same period of 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2008	December 31, 2007
VAT tax payable	$856,060	$781,372
Individual income tax payable	3,083	2,049
Corporation income tax payable	1,063,014	-
Others misc. tax payable	55,557	55,878
Total	$1,977,714	$839,299

Advertising costs
The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $5,929 and $0 for the six months ended June 30, 2008 and 2007, $0 for the three months ended June 30, 2008 and 2007.

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
JUNE 30, 2008
(UNAUDITED)

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of June 30, 2008, the outstanding principal amounted to $33,424,602. As fixed prices are set for the principal payments and the attached warrants, the Company is in a position to be sure it had adequate cash flow for the future payment and conversion of the warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period. Since there is no quoted or observable market price for the fair value of similar notes, the Company then used the level 3 inputs for its valuation methodology, and used the Black Scholes Model to calculate the fair market value of the discount of the note. In addition, due to the notes are expiring in 2012 and the Company does not anticipate any nonperformance risk, the Company determined that the fair value of the notes approximated the carrying value.

As of June 30, 2008, the Company has an $11 million derivative instrument. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. For the six months ended June 30, 2008 and 2007, $249,634 and $3,945,951 was recorded as a loss on the derivative instrument in other comprehensive income. For the three months ended June 30, 2008 and 2007, $4,244,252 gain and $3,945,951 loss was recorded on the derivative instrument in other comprehensive income. As of June 30, 2008 and December 31, 2007, the fair value of the derivative instrument totaled $11,094,006 and $10,844,372, respectively, and was recorded in other comprehensive loss.

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

Translation adjustments resulting from this process amounted to $8,355,687 and $2,343,418 for the six months ended June 30, 2008 and 2007, respectively. Translation adjustments resulting from this process amounted to $3,047,862 and $1,638,750 for the three months ended June 30, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at June 30, 2008 were translated 6.854 RMB to $1.00 USD as compared to 7.20 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.73 RMB to $1.00 USD, respectively.

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
JUNE 30, 2008
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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have a material effect on future acquisitions.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, “Earnings Per Share.” FAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for period ended June 30, 2008 and 2007:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	2008	2007
For the six months ended June 30, 2008 and 2007
Net income for basic and diluted earnings per share	$11,584,179	$7,960,219

Weighted average shares used in basic computation	18,424,832	16,600,507
Diluted effect of stock options and warrants	1,573,360	2,138,679
Weighted average shares used in diluted computation	19,998,192	18,739,186

Earnings per share:
Basic	$0.63	$0.48
Diluted	$0.58	$0.42

For the three months ended June 30, 2008 and 2007
Net income for basic and diluted earnings per share	$6,230,943	$4,556,156

Weighted average shares used in basic computation	18,639,687	16,600,562
Diluted effect of stock options and warrants	1,384,303	2,140,419
Weighted average shares used in diluted computation	20,023,990	18,740,981

Earnings per share:
Basic	$0.33	$0.27
Diluted	$0.31	$0.24

At June 30, 2007 and June 30, 2008, all outstanding stock options and warrants have been included in the diluted earnings per share calculation.

Note 4 – Inventories

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)
Raw and packing materials	$1,251,009	$925,085
Work in process	649,551	792,903
Finished goods	301,148	852,941
Total	$2,201,708	$2,570,929

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 5 – Plant and equipment

Plant and equipment consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(unaudited)
Buildings	$6,032,671	$5,668,808
Office equipment	437,723	378,849
Production equipment	4,950,983	4,333,797
Vehicles	523,129	348,485
Construction in progress	22,293,438	14,575,134
Total	34,237,944	25,305,073
Less: accumulated depreciation	(1,985,290)	(1,447,038)
Property and equipment, net	$32,252,654	$23,858,035

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

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $433,706 and $209,399, respectively. Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $221,996 and $105,669, respectively.

As of June 30, 2008 and December 31, 2007, a total of $1,737,901 and $980,154 interest was capitalized into construction in progress, respectively.

Note 6 - Intangible assets

Land use rights - all land in the People’s Republic of China is government owned. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2008, management believes there was no impairment.

Net intangible assets at June 30, 2008 and December 31,2007 were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Land use rights	$428,148	$394,451
Patents	6,592,878	6,202,854
Less: accumulated amortization	(1,248,123)	(697,316)
Intangible assets, net	$5,772,903	$5,899,989

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $505,517 and $47,304, respectively. Amortization expense for the three months ended June 30, 2008 and 2007 amounted to $263,214 and $24,358, respectively.

Note 7 – Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $3,660,168 and $1,772,204 as of June 30, 2008 and December 31,2007 respectively. Additionally, the Company made advances on equipment purchases amounted to $36,907,824 and $24,328,386 as of June 30, 2008 and December 31, 2007, respectively.

Note 8 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of June 30, 2008 and December 31, 2007, advance for intangible assets amounted to $ 1,473,590 and $1,384,710, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 55% or $1,384,710 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of June 30, 2008, the application of the land use lease is still in process.

Note 9 – Other assets

Other assets as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Research and development prepayment	$405,194	$380,754
Deferred expenses	19,676	16,509
Total	$424,870	$397,263

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

The R&D Agreement provides for a budget of approximately $3.65 million (RMB 25 million), consisting of $2.19 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS. Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.73 million (RMB 5 million) will be invested prior to termination of the agreement at the end of 2008 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment based on the progress of the project. A total of $1,053,806 has been amortized and netted with R&D prepayment to the amount of $405,194.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The research and development prepayment is being expensed based on the service incurred pursuant to SFAS 2 and EITF 07-3. A total of $0 and $316,303 has been expensed as research and development for the six months ended June 30, 2008 and 2007 ad $0 and $165,580 for three months ended June 30, 2008 and 2007.

Note 10 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic area for the six months and three months ended June 30, 2008 and 2007 are as follows:

	2008	2007
For the six months ended June 30, 2008 and 2007
China	$39,521,395	$24,500,947
International	6,895,863	3,114,960
Total sales	46,417,258	27,615,907
Cost of sales - China	20,336,133	12,159,184
Cost of sales - International	3,865,514	1,378,425
Total cost of sales	24,201,647	13,537,609
Gross profit	$22,215,611	$14,078,298
For the three months ended June 30, 2008 and 2007
China	$20,867,836	$12,282,841
International	3,091,237	1,706,852
Total sales	23,959,073	13,989,693
Cost of sales - China	10,530,775	6,015,340
Cost of sales - International	1,972,164	753,983
Total cost of sales	12,502,939	6,769,323
Gross profit	$11,456,134	$7,220,370

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
JUNE 30, 2008
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

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 2.61% and 4.6% at June 30, 2008 and December 31, 2007, respectively), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount. The Company repaid $3,000,000 to The Bank of New York, the collateral agent on March 1, 2008. In April 2008, Merrill Lynch returned the $1,000,000 to the Company.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Warrants are governed by a warrant agreement, dated August 30, 2006, between AEM and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) six-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”).

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

The warrant agreements contain a cashless exercise provision. During the six month period ended June 30, 2008, no warrants had been converted to common stock through cashless transaction.

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
JUNE 30, 2008
(UNAUDITED)

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

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $2,302,871 and $2,266,066 was amortized to interest expense for the six months ended June 30, 2008 and 2007, respectively. The carrying value of the debt is as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Principal amount	$48,000,000	$50,000,000
Less unamortized discount	(14,575,398)	(16,878,269)
Long-term debt, net of unamortized discount	$33,424,602	$33,121,731

Debt issuance costs totaled $2,954,625 are carried in other assets and are amortized over the life of the loan using the effective interest method. $351,948 and $246,218 was amortized to interest expense for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the unamortized debt issuance costs totaled $1,862,770 and $2,214,717, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Net interest expense for the six months and three months ended June 30, 2008 and 2007 was comprised of the following:

	2008	2007
For the six months ended June 30, 2008 and 2007	(Unaudited)	(Unaudited)
Amortization of debt discount	$2,302,871	$2,266,066
Amortization of debt issuance costs	351,948	246,218
Interest expense	1,425,219	1,575,119
Interest earned on cash deposits	(409,796)	(312,649)
Interest earned on derivative instrument	(192,731)	(297,637)
Interest expense, net	$3,477,511	$3,477,117
For the three months ended June 30, 2008 and 2007
Amortization of debt discount	$958,942	$1,133,033
Amortization of debt issuance costs	123,767	123,109
Interest expense	331,590	698,223
Interest earned on cash deposits	(195,051)	90,050
Interest earned on derivative instrument	(24,517)	(297,637)
Interest expense, net	$1,194,731	$1,746,778

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

The fair value of this swap agreement at inception date was a payable of $249,634, and at June 30, 2008 and December 31, 2007, was a payable of $11,094,006 and $10,844,372, respectively. During the six months ended June 30, 2008, the Company recognized $192,731, which was recorded as a gain from derivative transactions, and the Company received $145,945 proceeds from cross currency hedge for the six months ended June 30, 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Changes of cross currency hedge receivable are as follows,

Balance at December 31, 2007	$145,945
Proceeds from cross currency hedge	(145,945)
Gain from derivative transactions	192,731
Balance at June 30, 2008	$192,731

Note 13 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Balance, January 1, 2007	$2,031,891
Foreign currency translation gain	2,343,418
Change in fair value of derivative instrument	(3,945,951)
Balance, June 30, 2007	429,358
Foreign currency translation gain	4,819,094
Change in fair value of derivative instrument	(6,898,421)
Balance, December 31, 2007	(1,649,969)
Foreign currency translation gain	8,355,687
Change in fair value of derivative instrument	(249,634)
Balance at June 30, 2008	$6,456,084

Note 14 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of June 30, 2008 and December 31, 2007, the Company was obligated under the non cancelable commitments to purchase materials totaling to $1,756,328 and $1,686,222, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007. Under the terms of the agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008 and $1,000,000 by March 31, 2009.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700. The agreement expires on April 30 2009. On April 30, 2008, the Company signed a Lease Cancellation Agreement with the landlord to terminate the lease, effective May 1, 2008. Pursuant to the Lease Cancellation Agreement, the Company paid a cancellation fee of $16,411.98, which is 50% of the future obligations.

Note 15 – Shareholders’ equity

Private placement.

On June 24, 2008, Harbin Electric, Inc. sold to the Investors 3.5 million shares of common stock, at $14.13 per share for a total aggregate purchase price of $49,455,000. The Company agreed to file a registration statement with the Securities Exchange Commission registering the shares within 30 days of closing and to achieve the effectiveness of the registration within an agreed upon period. The Company agreed to pay penalties up to 10% of the proceeds if the registration was not filed or made effective timely. The Company filed Form S-3 on July 24, 2008, which was declared effective, and therefore, was not subject to any penalties. The Company paid a placement fee equal to 6% of the proceeds totaling $2,967,258.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Warrants

Following is a summary of the warrant activity:

Outstanding as of January 1, 2007	3,967,368
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2007	3,967,368
Granted	-
Forfeited	-
Exercised	(1,512,408)
Outstanding as of December 31, 2007	2,454,960
Granted	-
Forfeited	-
Exercised	(202,300)
Outstanding as of June 30, 2008	2,252,660

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.50	122,502	2.77	$3.50	122,502	2.77
$10.84	366,697	4.52	$10.84	366,697	4.52
$7.80	1,528,846	1.52	$7.80	1,528,846	1.52
$7.80	234,615	1.46	$7.80	234,615	1.46
Total	2,252,660			2,252,660

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
JUNE 30, 2008
(UNAUDITED)

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of January 1, 2007	900,000	$6.08	$1,863,000
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2007	925,000	$6.28	$9,453,500
Granted	260,000	15.32
Forfeited	(66,667)	3.93
Exercised	(357,083)	5.96
Outstanding as of December 31, 2007	761,250	$9.69	$12,370,313
Granted	-	-	-
Forfeited	-
Exercised	(25,000)	3.10
Outstanding as of June 30, 2008	736,250	$10.05	$3,062,800

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.10	125,000	1.58	$3.10	125,000	1.58
$8.10	326,250	2.58	$8.10	221,250	2.58
$12.40	25,000	1.92	$12.40	12,525	1.92
$15.60	260,000	2.46	$15.60	85,800	2.46
Total	736,250			444,575

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Note 16 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2008 and 2007.

Total interest paid amounted to $2,120,346 and $1,998,896 for the six months ended June 30, 2008 and 2007, respectively.

Total income tax paid amounted to $1,018,431 and $0 for the six months ended June 30, 2008 and 2007, respectively.

On July 19, 2007, the Company issued 473,354 shares of common stock valued at $6,500,000 plus $4,000,000 of cash to acquire the assets of Harbin Taifu Auto Electric Co., Ltd., owned 98% by the CEO and 2% by management. The fair values of assets acquired are as follow:

Items	Book value	Assessed Fair Value
Current assets	$2,186,039	$2,186,039
Equipment	2,987,640	2,987,640
Patent rights	1,223,522	5,326,321
Total assets acquired	$6,397,201	$10,500,000

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately preceeding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFZ entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period. For the six months ended June 30, 2008, total of $199,111 has been expensed and included in the stock compensation expense. For the three months ended June 30, 2008, total of $99,556 has been expensed and included in the stock compensation expense.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 17 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $49,278 and $24,107 contributions of employment benefits, including pension for the six months ended June 30, 2008 and 2007. The Company made $19,019 and $16,979 contributions of employment benefits, including pension for the three months ended June 30, 2008 and 2007.

Note 18 – Legal proceedings

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 19 – Subsequent events

Wendeng

On July 10, 2008, the Company’s subsidiary, HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with Wendeng Second Electric Motor Factory, a PRC corporation (”Wendeng”), the Committee of Labor Union of Wendeng Second Electric Motor Factory (the “Labor Committee”) and the People’s Government of Zhangjiachan Town and Wendeng County (“Zhangjiachan Town”) with respect to the acquisition by HTFE of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”) . Wendeng is the owner of 97.15% of the equity of Hengda and the Labor Committee is the owner of the remaining 2.85% of the equity of Hengda. Zhangjiachan Town is the shareholder and governing authority of Wendeng.

Pursuant to the terms of the Agreement, HTFE agreed to acquire (i) all of the outstanding shares of Hengda, (ii) all other assets of Wendeng, and (iii) all remaining equity of Hengda’s subsidiaries not currently owned by Hengda, which consist of 9.1% of Wendeng Wanda Chemical Products Limited Liability Company, 4.4% of Wendeng Wenbao Electrical Motors Limited Liability Company, 10% of Wendeng Chengxin Electrical Motors Limited Liability Company and 9.1% of Wendeng Yongheng Electrical Instruments Limited Liability Company, for an aggregate price of $54.7 million payable in cash. On March 27, 2008 Harbin Tech Full deposited approximately $0.7 million toward the purchase price. The Company paid $46 million during July 2008 and expects to pay another $7.3 million before September 30, 2008 according to a mutual agreement. The remaining $0.7 million will be paid within two years pursuant to the Agreement.

Shelton

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”) to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company was required to contribute $3,000,000 to AAG in 3 installments; $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008 and $1,000,000 is due by March 31, 2009.

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

OVERVIEW

We are incorporated under the laws of the state of Nevada, and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We manufacture, design, supply and service of customized linear motors, motor/controller automation systems, automobile specialty micro-motors, and other special motors for domestic China and other international markets. Our products are purchased by a broad range of customers, including those involved in oil services, factory automation, packaging, logistic systems, food industry, automotive industry, and mass transportation systems.

Our expenses have consisted primarily of those incurred with sales and marketing of our products, general and administrative costs associated with our operations and costs of maintaining our facilities, salaries and research and development. To date, we have funded our operations primarily through earnings and the sale of equity securities.

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

Reserve for potential credit losses was $123,699 as of June 30, 2008 and $116,238 as of December 31, 2007. No amounts were written off during the periods indicated. If the estimate of our allowance is understated in future periods, operating income would be reduced.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, which is not in excess of market using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results due to excess or obsolete inventory that must be written off. To mitigate such exposure, we require a binding purchase order or a signed agreement by our customers agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

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

Revenue Recognition

Our revenue recognition policies are structured to comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48. These standards require that revenue be recognized only when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. For products that are required to be examined by customers upon receiving shipments, sales revenue is recognized after the customer examination is passed.

Determination of criterion (4) is based on our judgment regarding the collectability of those amounts. Historically, we have not encountered significant problems with collectability and thus have determined that it is not necessary to defer revenue recognition on that basis. Should changes in conditions cause us to determine this criterion is not met for certain future transactions, revenues for any reporting period could be adversely affected by delaying recognition of such revenues.

In addition, our revenue recognition could be negatively impacted by returns. However, we make customized products which are customer specific, and no returns are allowed. We warrant our products for repair only in the event of defects for two years from the date of shipment. Historically, we have not experienced significant defects, and replacements for defects have not been material. We charge such costs to cost of goods sold. For the years ended December 31, 2007 and for the six months ended June 30, 2008, such returns and allowances were $0. Should returns increase in the future it would be necessary to adjust our estimates, in which case recognition of revenues could be delayed.

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

Derivative Financial Instruments

The Company uses derivative financial instrument, a cross-currency swap, to hedge risks of changing in interest rates. The derivative is initially recognized in the balance sheet at cost and subsequently re-measured at fair value for each reporting period. Changes in the fair value of the derivative accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes. Changes in fair values of derivative financial instruments not qualifying as hedges are reported in the income statement.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenue
For the six-month period ended June 30, 2008, we generated net revenues of $46.42 million compared to $27.62 million for the six-month period ended June 30, 2007, representing a 68% year-over-year growth. Linear motors and related integrated application systems contributed 44% to total revenues, automobile specialty micro-motors contributed 38%, and controllers, armatures, and other special motors contributed 18% compared to 76%, 0%, and 24%, respectively, for the six months ended June 30, 2007.

The 68% year-over-year increase in revenues was primarily driven by new product sales from the automobile specialty micro-motors and the tower-type permanent magnetic linear motor driven oil pump, which contributed approximately $18 million, and $5 million to total revenues, respectively. The growth in new product sales was partially offset by slightly lower sales in other product types. Contributions from the automobile specialty micro-motors business and from the sales of the oil pump did not begin until the second half of 2007.

The Company’s products that were exported directly to markets outside China amounted to 15% of total sales in the six months ended June 30, 2008.

Gross Profit
The Company achieved a gross profit of $22.22 million for the six months ended June 30, 2008 compared to $14.08 million for the six months ended June 30, 2007. The increase is directly related to our increases in sales levels. Gross margin was 48% for the six months ended June 30, 2008 compared to 51% for the six months ended June 30, 2007. The slight decline in gross profit margin was mainly due to changes in the product mix that is attributable to the new product line of the automobile micro-motor business, which has lower gross profit margin. By segment, the average gross profit margin was 52% for linear motors and 40% for automobile specialty micro-motors. Changes in raw materials prices did not have a material impact on gross margins for the quarter.

Operating Profit
The Company achieved a 58% year-over-year growth in operating profit, to $16.86 million in the six months ended June 30, 2008 from $10.66 million in the six months ended June 30, 2007. The significant growth in operating profit was primarily attributable to the growth in sales from the automobile micro-motors and from the oil pumps. Operating margin was 36% for the six months ended June 30, 2008 versus 39% for the same six-month period in the prior year. The slight decline in operating margin was mainly due to lower gross profit margin in our automobile micro-motors business.

Selling, general and administrative expense accounts for expenses associated with sales and marketing of the Company's products, costs of maintaining the Company's facilities, salaries, including stock based compensation, as well as expenses associated with the Company’s listing on NASDAQ such as fees related to legal, auditing, board of directors, liability insurance, professional consultation, financial reporting and filing. SG&A expenses totaled $5.07 million for the six months ended June 30, 2008, compared to $2.96 million in the same period of 2007. The year-over-year dollar increase in SG&A was primarily a result of business expansion and increased sales activities. Shipping and handling costs were $433,887 for the six months ended June 30, 2008 compared to $218,175 for the same six month period in 2007. Stock based compensation totaled $912,465 and $492,916 for the six months ended June 30, 2008 and 2007, respectively.

As a percentage of total sales, the total SG&A expenses were maintained relatively stable at 12% for both periods, which stayed within the Company’s expected range.

Interest expense

Net interest expense was comprised of the amortization of debt discount, amortization of debt issuance costs, accrued interest expense for the semiannual interest due on our $50 million debt, and offset by interest income earned on cash deposits and interest rate swap agreement with Merrill Lynch signed April 2, 2007.

Net interest expense was $3.48 million for the six months ended June 30, 2008, which was at about the same level of 2007. Included in the net interest expense was $409,796 and $312,649 interest income earned on cash deposits for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008 and 2007, the Company recorded interest income of $192,731 and $297,637, respectively, from Merrill Lynch on the cross currency swap agreement. As of 06/30/2008, $192,731 was recorded as hedge receivable, and $297,637 was received by the Company in July 2007.

The non-cash charge of amortization expense of the debt discount and debt issuance cost totaled $2.65 and $2.51 million for the six months ended June 30, 2008 and 2007, respectively. This non-operating charge reduced earnings by $0.13 per diluted share for both periods. As of June 30, 2008, the unamortized debt discount totaled $14,575,398.

The Company paid $2,120,346 for interest for the six months ended June 30, 2008 and $1,998,896 for interest for the six months ended June 30, 2007.

Income Tax
According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, the Company was exempted from income tax. From January 1, 2008 to December 31, 2010, the Company has been approved to have its tax rate reduced to 10% and the local government has further approved to rebate 2.5% of the tax to the Company. This rebate is included in Non-Operating Income.

The Company recorded a provision for income tax of $2.05 million for the six months ended June 30, 2008 versus none for the six months period in 2007.

Net Income
Net Income for the six months ended June 30, 2008 was $11.58 million compared to $7.96 million for the six months ended June 3, 2007, representing a year-over-year increase of 46%. This increase in net income was mainly due to new sales driven primarily by automobile micro-motor business and the tower-type permanent magnetic linear motor oil pumps. Earnings per diluted share grew 36% from $0.42 in the six months ended June 30, 2008 to $0.58 in the six months ended June 30, 2007. The income tax that the Company began to pay on earnings has resulted in a significant reduction in our growth of net earnings compared to previous periods.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenue

For the three months ended June 30, 2008, we generated net revenues of $23.96 million compared to $13.99 million for the three months ended June 30, 2007, representing an increase of 71% year-over-year. Linear motors and related integrated application systems contributed 45% to total revenues, automobile specialty micro-motors contributed 38%, and controllers, armatures, and other special motors contributed 17% compared to 66%, 0%, and 34%, respectively, for the three months ended June 30, 2007.

The 71% year-over-year increase in revenues was primarily driven by new product sales from the automobile specialty micro-motors and vertical type permanent magnetic oil pumps, which contributed approximately $9 million and $3 million to total revenues, respectively.

The Company’s products that were exported directly to markets outside China amounted to 13% of total sales in the three months ended June 30, 2008.

Gross Profit

The gross profit for the three months ended June 30, 2008 was $11.46 million compared to $7.22 million for the three months ended June 30, 2007, a 59% year-over-year growth primarily driven by increased sales. The overall gross profit margin was 48% in the second quarter of 2008 compared to 52% in the second quarter of 2007. The slight decline in gross profit margin was mainly due to changes in the product mix that is attributable to the new product line of the automobile micro-motor business, which has lower gross profit margin. By segment, the gross profit margin was 52% for linear motors and 40% for automobile specialty micro-motors. Changes in raw materials prices did not have a material impact on gross margins for the quarter.

Operating Profit

The Company achieved a 48% year-over-year growth in operating profit, to $8.22 million in the three months ended June 30, 2008 from $5.54 million in the three months ended June 30, 2007. The significant growth in operating profit was primarily attributable to new sales from the automobile micro-motors business and vertical type permanent magnetic oil pumps. Operating margin declined to 34% for the three months ended June 30, 2008 versus 40% for the same quarter of prior year, primarily due to lower gross profit margin in our automobile micro-motors business and higher selling, general and administrative expenses.

Selling, general and administrative expense (SG&A) was $3.04 million for the quarter, compared to $1.45 million in the same quarter of 2007. The year-over-year dollar increase in SG&A was primarily a result of business expansion and increased sales activities. Shipping and handling costs were $203,461 for the quarter ended June 30, 2008 compared to $122,357 for the same quarter in 2007. Stock based compensation totaled $456,233 and $246,458 for the quarter ended June 30, 2008 and 2007, respectively.

As a percentage of total sales, the Company’s total SG&A expenses increased to 13% in this quarter from 10% in the same quarter last year. The Company expects the total SG&A expenses as a percentage of sales to be in the range of 10% - 12% on average.

Interest expense

Net interest expense was $1.20 million and $1.75 million for the three months ended June 30, 2008 and 2007, respectively. The net interest expense also includes a non-cash charge of amortization expense of the debt discount and debt issuance cost totaled $1.08 million and $1.26 million for the three month ended June 30, 2008 and 2007, respectively.

Income Tax

According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, the Company was exempted from income tax. From January 1, 2008 to December 31, 2010, the Company has been approved to have its tax rate reduced to 10% and the local government has further approved to rebate 2.5% of the tax to the Company. This rebate is included in Non-Operating Income.

The Company recorded a provision for income tax of $1.06 million for the three months ended June 30, 2008 versus none for the three months ended June 30, 2007. Total income tax paid amounted to $1,02 million and $0 for the three months ended June 30, 2008 and 2007, respectively.

Net Income

Net Income for the three months ended June 30, 2008 was $6.23 million compared to $4.56 million for the three months ended June 30, 2007, representing a year-over-year increase of 37%. Earnings per diluted share were $0.31 and $0.24 for the three months ended June 30, 2008 and 2007, respectively. The income tax that the Company began to pay on earnings has resulted in a significant reduction in our growth of net earnings compared to previous periods. Higher SG&A costs for the second quarter of 2008 versus the second quarter of 2007 also negatively affected the net earnings. Additionally, the Company received $763,408 in government grants in the second quarter of 2007, while none in the second quarter of 2008, also affected the comparison of the two periods unfavorably.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents were $87.78 million, compared to $45.53 million on December 31, 2007. The net increase during the six months ended June 30, 2008 was due mainly to the proceeds received from the equity offerings closed on June 24, 2008, which were partially offset by increases in accounts receivables, debt repayment during the period, and prepayments made for equipment purchases and fixed assets construction.

Beginning on March 1, 2008, the Company is required to make principal payments on the $12 million 2010 Notes, which mature on September 1, 2010. In March 2008, the Company made a $2 million principal payment due on March 1, 2008. The next $2 million payment is due on September 1, 2008. The Company is required to make a $2 million payment semi-annually through the maturity of the 2010 Notes.

On August 25, 2006 the Company’s subsidiary HTFE signed an R&D Agreement with IEECAS. Under the R&D Agreement, HTFE is obligated to invest approximately $2.19 million (of which approximately $1.46 million previously has been paid) during the period ending in early 2009. On September 8, 2006 the Company’s subsidiary HTFE signed a Land Use Agreement for a plot of land in Shanghai. HTFE is obligated to make an additional Fee payment of approximately $1.27 million (the timing of which is dependent upon completion of certain regulatory applications and receipt of a regulatory permit for work commencement) as well as to invest approximately $15 million in Site investments. It is anticipated that, as permitted by the Indenture, the Company will use a portion of the proceeds from placement of the Notes to Merrill Lynch and Citadel for such purposes.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, AAG to design, develop and manufacture customized industrial automation controllers. Pursuant to the terms of the Letter of Agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008, and $1,000,000 is due by March 31, 2009.

On March 27, 2008, HTFE, entered into a letter of intent to acquire Weihai Hengda Electric Motor Co. Ltd., a PRC corporation (“Hengda Electric Motor”) and Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng Second Electric Motor”) which is operated and managed by Hengda Electric Motor. The Company financed the acquisition using existing cash and proceeds from an equity offering closed on June 24, 2008.

On June 24, 2008, the Company entered into a Purchase Agreement with certain investors, pursuant to which, on June 25, 2008, the Company sold to the Investors 3.5 million shares of the Company’s common stock, par value $0.00001 per share at $14.13 per share for a total aggregate purchase price of $49,455,000, in a transaction exempt from registration under the Securities Act of 1933, as amended.

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

The fair value of this swap agreement on December 31, 2007 was a payable of $10,844,372, and on June 30, 2008 was a payable of $11,094,006. From the December 31, 2007 to June 30, 2008, changes in fair value of the swap resulted in other comprehensive loss of $249,634, net of taxes and an increase to liability. During the six months ended June 30, 2008, the Company recognized $192,731 as gain from derivative transactions. For the six months ended June 30, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

While our reporting currency is the U.S. dollar, 99.45% of our consolidated revenues and 80% of consolidated costs and expenses are denominated in Renminbi (“RMB”), with the balance denominated in U.S. dollars. Substantially all of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a substantial amount of debt. As of June 30, 2008, we had approximately $373 million of total current liabilities, in addition to $48 million outstanding under our indenture relating to the Notes issued in August 2006. Our substantial debt could have important consequences to you. For example, it could:

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

The Company management watches closely and measures the risk of the SWAP on a regular basis, which includes effectiveness analysis and pricing model discussion with third party that provides market value pricing on quarterly basis. With the new enforced SFAS 157, Fair Value Measurements , the Company realizes that there is risk inherent in a particular valuation technique used to measure fair value of financial derivative liability and risk inherent in the inputs to the valuation technique.

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

Five major customers accounted for 74% of the net revenue for the six months ended June 30, 2008. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Five major vendors provided approximately 78% of the Company’s purchases of raw materials for the six months ended June 30, 2008. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 51% of our issued and outstanding common stock as of June 30, 2008. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with just one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our subsidiary in the PRC currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law has replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced income tax rate of 10% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations have been subject to relatively lower tax liabilities. The estimated tax savings for the six months ended June 30, 2008 and 2007 without preferential tax treatment amounted to $3,074,637 and $4,608,753, respectively. The estimated tax savings for the three months ended June 30, 2008 and 2007 amounted to $1,588,711 and $2,509,101, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2008, we entered into a Purchase Agreement with certain investors pursuant to which, on June 25, 2008, we sold to the investors 3.5 million shares of the our common stock, par value $0.00001 per share (the “Shares”) at $14.13 per share for a total aggregate purchase price of $49,455,000. The proceeds were used to pay for the acquisition by Harbin Tech Full Electric Co. Ltd., our wholly-owned subsidiary and a PRC company (“HTFE”) of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”).

On July 24, 2008, the Company filed a registration statement for the resale of the 3.5 million shares issued on June 25, 2008.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

On March 27, 2008, Harbin Tech Full Electric Co., Ltd. (HTFE), a wholly owned subsidiary of the Company, entered into a letter of intent (the “Letter of Intent”) to acquire Weihai Hengda Electric Motor Co. Ltd., a PRC corporation (“Hengda”) and Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng”) which is operated and managed by Hengda Electric Motor. Hengda Electric Motor is based in China’s costal Weihai City, Shandong Province. Hengda manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors through its established sales network and distribution channels.

On July 10, 2008, HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with Wendeng, the Committee of Labor Union of Wendeng (the “Labor Committee”) and the People’s Government of Zhangjiachan Town and Wendeng County (“Zhangjiachan Town”) with respect to the acquisition by HTFE of Hengda. Wendeng was the owner of 97.15% of the equity of Hengda and the Labor Committee was the owner of the remaining 2.85% of the equity of Hengda. Zhangjiachan Town was the shareholder and governing authority of Wendeng.

Pursuant to the terms of the Agreement, HTFE has agreed to acquire (i) all of the outstanding shares of Hengda, (ii) all other assets of Wendeng, and (iii) all remaining equity of Hengda’s subsidiaries not currently owned by Hengda, which consist of 9.1% of Wendeng Wanda Chemical Products Limited Liability Company, 4.4% of Wendeng Wenbao Electrical Motors Limited Liability Company, 10% of Wendeng Chengxin Electrical Motors Limited Liability Company and 9.1% of Wendeng Yongheng Electrical Instruments Limited Liability Company, for an aggregate price of RMB375,000,000 (approximately US$54,000,000) payable in cash. The purchase price was determined in accordance with the guidelines agreed by all parties and based upon Hengda’s audited total revenues of approximately US$48.7 million and net profits of approximately US$6.5 million, in each case, for the twelve month period ending March 31, 2008.

On July 14, 2008, HTFE completed the acquisition of Hengda. As of the closing, HTFE has completed the required PRC legal procedures regarding the share and assets transfer and business registration of Hengda with respect to the acquisition, as contemplated by the Agreement signed on July 10, 2008.

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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the first quarter ended June 30, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 31, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.

(iv)
Form 8-K filed on May 19, 2008 disclosing that the Company held presentations at the Third Annual China Discovery Tour hosted by Roth Capital Partners in Beijing - China regarding the Company’s business and acquisition through May 2008.

(v)
Form 8-K filed on June 26, 2008 disclosing the Company’s entry into a Purchase Agreement with certain investors, pursuant to which the Company sold to the investors 3.5 million shares of the Company’s common stock.

(vi)
Form 8-K filed on July 11, 2008 disclosing that Harbin Tech Full Electric Co. Ltd., a PRC company and a wholly-owned subsidiary of the Company entered into an Equity and Assets Transfer Agreement with Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng”), and Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”).

(vii)	Form 8-K filed on July 16, 2008 disclosing that the Company completed the acquisition of Hengda and Wendeng.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: August 8, 2008	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Zedong Xu
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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 31, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.

(iv)
Form 8-K filed on May 19, 2008 disclosing that the Company held presentations at the Third Annual China Discovery Tour hosted by Roth Capital Partners in Beijing - China regarding the Company’s business and acquisition through May 2008.

(v)
Form 8-K filed on June 26, 2008 disclosing the Company’s entry into a Purchase Agreement with certain investors, pursuant to which the Company sold to the investors 3.5 million shares of the Company’s common stock.

(vi)
Form 8-K filed on July 11, 2008 disclosing that Harbin Tech Full Electric Co. Ltd., a PRC company and a wholly-owned subsidiary of the Company entered into an Equity and Assets Transfer Agreement with Wendeng Second Electric Motor Factory, a PRC corporation (“Wendeng”), and Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”).

(vii)	Form 8-K filed on July 16, 2008 disclosing that the Company completed the acquisition of Hengda and Wendeng.