Form 10-Q/A
period 2008-06-30
Harbin Electric, Inc
filed 2008-08-12
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Amendment No.1)
Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A for the six months ended June 30, 2008 (the “Amendment”) to amend Note 15, under Item 1, Financial Statements, in the original Quarterly Report on Form 10-Q for the six months ended June 30, 2008 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on August 8, 2008. The Original Filing incorrectly states that the Company’s Registration Statement on Form S-3 that was filed with the SEC on July 24, 2008 (the “Registration Statement”), has been declared effective. This Amendment has been filed to indicate that the Registration Statement is still being reviewed by the SEC and has not yet been declared effective. We are amending and restating the following items in this Amendment:

(i)	Part I. Item 1. Financial Statements
(ii)	Part II. Item 6. Exhibits
(iii)	Signatures
(iv)	Index to Exhibits

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

Note 15 – Shareholders’ equity

Private placement.

On June 24, 2008, Harbin Electric, Inc. sold to the Investors 3.5 million shares of common stock, at $14.13 per share for a total aggregate purchase price of $49,455,000. The Company agreed to file a registration statement with the Securities Exchange Commission registering the shares within 30 days of closing and to achieve the effectiveness of the registration within an agreed upon period. The Company agreed to pay penalties up to 10% of the proceeds if the registration was not filed or made effective timely. The Company filed a registration statement on Form S-3 on July 24, 2008. The Company paid a placement fee equal to 6% of the proceeds totaling $2,967,258.

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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

10.25	Purchase Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 25, 2008 and incorporated herein by reference.

10.26	Registration Rights Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 25, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the first quarter ended June 30, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 31, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.

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

Harbin Electric, Inc.

Date: August 12, 2008	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Zedong Xu
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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

10.25	Purchase Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 25, 2008 and incorporated herein by reference.

10.26	Registration Rights Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 25, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the quarterly report on Form 10-QSB filed with the Commission on May 15, 2006 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

(b)	Reports on Form 8-K during the first quarter ended March 31, 2008:

(i)	Form 8-K filed on February 6, 2008 disclosing the settlement of the action filed against the Company by Leong Sing Lye in the United States District Court for the District of Nevada.

(ii)	Form 8-K filed on March 13, 2008 disclosing the Company’s issuance of a press release containing the Company’s operating results for the fourth quarter of 2007 and the year ended December 31, 2007.

(iii)	Form 8-K filed on March 31, 2008 disclosing the Company’s entry into a Letter of Intent to acquire Weihai Hengda Electric Motor Co. Ltd. and Wendeng Second Electric Motor Factory.

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