Form 10-Q
period 2008-09-30
Harbin Electric, Inc
filed 2008-11-10
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number   000-51006

HARBIN ELECTRIC, INC.
(Exact name of registrant as specified in its charter)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2008: 22,102,078 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	UNAUDITED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,775,268	$45,533,893
Restricted cash	2,565,950	-
Accounts receivable, net of allowance for doubtful accounts of $866,357
and $116,238 as of September 30, 2008 and December 31, 2007, respectively	34,458,389	23,216,543
Inventories	29,810,085	2,570,929
Other receivables	308,411	326,639
Advances on inventory purchases	1,205,759	1,772,204
Total current assets	113,123,862	73,420,208

PLANT AND EQUIPMENT, net	66,677,975	23,858,035

OTHER ASSETS:
Notes receivable	839,981	-
Debt issuance costs, net	1,734,262	2,214,717
Advances on equipment purchases	28,344,959	24,328,386
Goodwill and Other Intangible assets, net	19,615,845	5,899,989
Advances on intangible assets	1,477,630	1,384,710
Other assets	637,734	397,263
Cross currency hedge receivable	318,131	145,945
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	53,968,542	35,371,010

Total assets	$233,770,379	$132,649,253

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,077,243	$263,314
Short term loan - bank	4,864,475	-
Other payables & accrued Liabilities	3,617,153	1,463,218
Other payables - related party	-	45,491
Customer deposits	2,243,194	333,253
Taxes payable	1,092,020	839,299
Interest payable	-	1,122,000
Notes payable - short term	3,657,500	-
Total current liabilities	23,551,585	4,066,575

LONG TERM LIABILITIES:
Amounts due to original shareholder	5,120,500	-
Note payable, net of debt discount of $13,321,255 and $16,878,269 as of
September 30, 2008 and December 31, 2007, respectively	32,678,745	33,121,731

FAIR VALUE OF DERIVATIVE INSTRUMENT	6,734,843	10,844,372

Total liabilities	68,085,673	48,032,678

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
22,002,078 and 18,143,156 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	220	181
Paid-in-capital	93,835,524	44,970,589
Retained earnings	44,375,591	32,281,312
Statutory reserves	16,258,030	9,014,462
Accumulated other comprehensive income (loss)	11,215,341	(1,649,969)
Total shareholders' equity	165,684,706	84,616,575

Total liabilities and shareholders' equity	$233,770,379	$132,649,253

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

REVENUES	$39,659,669	$18,500,038	$86,076,927	$46,115,945

COST OF SALES	25,887,701	9,438,347	50,089,348	22,975,956

GROSS PROFIT	13,771,968	9,061,691	35,987,579	23,139,989

RESEARCH AND DEVELOPMENT EXPENSE	130,360	298,524	414,731	751,883

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,122,419	1,700,854	8,193,199	4,661,175

INCOME FROM OPERATIONS	10,519,189	7,062,313	27,379,649	17,726,931

OTHER EXPENSE (INCOME), NET
Other income, net	(707,993)	(13,462)	(955,182)	(786,180)
Interest expense, net	2,058,543	2,236,255	5,536,054	5,713,372
Total other expense, net	1,350,550	2,222,793	4,580,872	4,927,192

INCOME BEFORE PROVISION FOR INCOME TAXES	9,168,639	4,839,520	22,798,777	12,799,739

PROVISION FOR INCOME TAXES	1,414,971	75,298	3,460,930	75,298

NET INCOME	7,753,668	4,764,222	19,337,847	12,724,441

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	400,094	1,612,618	8,755,781	3,956,036
Change in fair value of derivative instrument	4,359,163	(3,101,455)	4,109,529	(7,047,406)

COMPREHENSIVE INCOME	$12,512,925	$3,275,385	$32,203,157	$9,633,071

EARNINGS PER SHARE
Basic
Weighted average number of shares	21,981,374	17,226,880	19,619,000	16,810,065
Earnings per share	$0.35	$0.28	$0.99	$0.76

Diluted
Weighted average number of shares	23,075,834	18,632,246	20,911,930	18,215,411
Earnings per share	$0.34	$0.26	$0.92	$0.70

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, December 31, 2006	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Exercise of warrants	62,500	1	218,749				218,750
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Cashless exercise of warrants / options	531,650	5	(5)				-
Stock based compensation			705,723				705,723
Net income				12,724,441			12,724,441
Foreign currency translation gain						3,956,036	3,956,036
Net change related to cash flow hedges						(7,047,406)	(7,047,406)
BALANCE, September 30, 2007 (Unaudited)	17,667,955	177	42,597,639	32,593,816	4,523,715	(1,059,479)	78,655,868

Exercise of stock warrants at $3.50	92,698	1	324,442				324,443
Exercise of stock warrants at $7.80	150,000	1	1,169,999				1,170,000
Cashless exercise of warrants / options	232,503	2	(2)				-
Capital contribution			199,111				199,111
Stock based compensation			679,400				679,400
Net income				4,178,243			4,178,243
Adjustment to statutory reserve				(4,490,747)	4,490,747		-
Foreign currency translation gain						3,206,476	3,206,476
Net change related to cash flow hedge						(3,796,966)	(3,796,966)
BALANCE, December 31, 2007	18,143,156	181	44,970,589	32,281,312	9,014,462	(1,649,969)	84,616,575

Exercise of stock warrants at $3.50	322,298	3	1,128,040				1,128,043
Exercise of stock options at $3.10	36,624	1	77,499				77,500
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Amortization of stock compensation			1,368,688				1,368,688
Net income				19,337,847			19,337,847
Adjustment to statutory reserve				(7,243,568)	7,243,568		-
Foreign currency translation gain						8,755,781	8,755,781
Net change related to cash flow hedge						4,109,529	4,109,529
BALANCE, September 30, 2008 (Unaudited)	22,002,078	$220	$93,835,524	$44,375,591	$16,258,030	$11,215,341	$165,684,706

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,337,847	$12,724,441
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,124,953	505,270
Amortization of intangible assets	757,959	241,351
Amortization of debt issuance costs	480,455	573,494
Amortization of debt discount	3,557,014	3,399,099
Gain on derivative instrument	(318,131)	(554,602)
Stock based compensation	1,368,688	705,723
Change in operating assets and liabilities
Accounts receivable	(5,422,500)	(1,880,732)
Inventories	1,616,743	(988,989)
Other receivables	4,090,907	(282,972)
Other receivables - related parties	(3,364)	40,889
Advances on inventory purchases	1,549,898	(894,067)
Other assets	(155,561)	819,773
Notes receivable	(489,321)	-
Accounts payable	294,195	311,989
Other payables & accrued liabilities	(2,943,839)	9,343
Other payables - related party	(47,572)	24,589
Customer deposits	(283,885)	98,927
Taxes payable	311,387	196,511
Interest payable	(1,122,000)	(1,122,000)
Net cash provided by operating activities	23,703,873	13,928,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	5,077,545	-
Decrease of advances on intangible assets	-	(12,536,210)
Increase of advances on equipment purchases	(2,330,053)	-
Additions of intangible assets	(258)	(2,282,885)
Additions to plant and equipment	(19,761,402)	(7,384,918)
Payment to original shareholders for acquisition	(49,850,250)	-
Net cash used in investing activities	(66,864,418)	(22,204,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(2,517,605)	-
Net proceeds from stock issuance 3.5 million shares	46,290,743	-
Proceeds received from conversion of warrants and options	1,205,543	218,750
Deposit to secure investment in cross currency hedge	-	(1,000,000)
Proceeds from cross currency hedge	145,945	554,602
Repayment of notes payable	(4,000,000)	-
Repayment of short term loan	(716,850)	-
Net cash provided by (used in) financing activities	40,407,776	(226,648)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,994,144	2,249,343

DECREASE IN CASH	(758,625)	(6,253,281)

Cash and cash equivalents, beginning of period	45,533,893	67,313,919

Cash and cash equivalents, end of period	$44,775,268	$61,060,638

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 – Organization and description of business

Harbin Electric, Inc. (the “Company”) is a Nevada corporation, incorporated on July 9, 2003. The Company currently through its indirect wholly-owned subsidiaries, Harbin Tech Full Electric Co., Ltd. (“Harbin Tech Full”) and Weihai Hengda Electric Motor (Group) Co., Ltd. (“Hengda”), designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products. Products are sold in China and to the United States as discussed further in Note 10.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen and Xiaogang Luo whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008 and $1,000,000 is due by March 31, 2009. Shelton contributed an exclusive worldwide royalty-free license for motorized automation technology; the term of the royalty-free license terms began on April 9, 2007 and ended at August 31, 2008. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement. The Company and Shelton is currently in the process of drafting a new agreement to continue the project jointly.

On June 16, 2007, the Company through Harbin Tech Full entered into an asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., a company that was owned 98% by the Company’s Chairman and Chief Executive Officer and 2% by other Company management. The aggregate purchase totaled $10,500,000 consisting of $4,000,000 in cash and $6,500,000 in newly issued Company common stock or 473,354 shares, based on the average price for the immediately preceding fifteen consecutive trading days of $13.73. All assets will be used to produce electric motors with technical support and certified patents. An appraisal report dated July 16, 2007 assessed the fair market value of the acquired assets at RMB 79,550,756, approximately $10.5 million. The Company recorded the asset acquisition at fair value; none of the purchase price was allocated to goodwill.

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd., a wholly-owned subsidiary, to develop and manufacture specialty micro-motors and their components and accessories. The Company invested approximately $44.2 million in the plant through September 30, 2008.

On July 10, 2008, the Company’s subsidiary, Harbin Tech Full acquired Hengda for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. On March 27, 2008 Harbin Tech Full deposited approximately $0.7 million (RMB 5 million) toward the purchase price. The Company paid approximately $49.1 million (RMB 335 million) in the third quarter of 2008 and expects to pay the remaining investment balance of $5.1 million (RMB 35 million) within two years from the Agreement. Hengda manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:
	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Shanghai Tech Full Electric Co., Ltd	Shanghai, China	100%
Weihai Hengda Electric Motor Co. Ltd	Weihai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in the consolidation.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Since Hengda was acquired in July 2008, its operating results for the three months ended September 30, 2008 were included in the consolidated financial statements.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $46,885,538 and $45,228,035, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Three major customers accounted for approximately 37% of the net revenue for the nine months ended September 30, 2008, with each customer individually accounting for 19%, 17% and 13%, respectively. At September 30, 2008, the total receivable balance due from these customers was $26,558,664, representing 77% of total accounts receivable. Five major customers accounted for 77% of the net revenue for the nine months ended September 30, 2007, with each customer individually accounted for 22%, 22%, 16%, 9% and 8%, respectively. At December 31, 2007, the total receivable balance due from these customers was $15,801,713, representing 68% of total accounts receivable.

Two major vendors provided approximately 37% of the Company’s purchases of raw materials for the nine months ended September 30, 2008, with each vendor individually accounting for 22% and 15%, respectively. Five vendors provided 82% of the Company’s purchase of raw materials for the nine months ended September 30, 2007, with each vendor individually accounting for 29%, 21%, 14%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 and $0 at September 30, 2008 and December 31, 2007, respectively.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions. These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in PRC. Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Accounts receivable

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The following table details the activity in the allowance for doubtful accounts.

Allowance for doubtful accounts at December 31, 2007	$116,238
Effect of foreign currency translation gain	7,800
Bad debt allowance carried over from Hengda	742,319
Allowance for doubtful accounts at September 30, 2008	$866,357

Inventories

Inventory is composed of raw material for manufacturing electrical motors, work in process and finished goods. Inventory is valued at the lower of cost or market value using the weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

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
SEPTEMBER 30, 2008
(UNAUDITED)

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The Company evaluates the carrying value of long-lived assets in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2008 there were no impairments of its long-lived assets.

Goodwill and other intangible assets

The Company, in conjunction with its acquisition of Hengda, recorded goodwill totaling $12,942,592. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized; however, management tests the carrying value of goodwill for impairment at least annually or more often when impairment indicators arise. The Company believes that, as of September 30, 2008, there was no impairment of its goodwill.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Stock-based compensation

The Company records stock based compensation expense pursuant to FAS 123R, “Share Based Compensation.” The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In addition, revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment. We charge such costs to cost of goods sold. For our newly acquired rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. No sales were returned in the three or nine month periods ended September 2008 and 2007. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs are included in selling, general and administrative costs and totaled $529,030 and $178,243 for the three months ended September 30, 2008 and 2007 and $962,917 and $402,990 for the nine months ended September 30, 2008 and 2007.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax amounts at September 30, 2008 and December 31, 2007, respectively.

The charge for taxation is based on the results for the quarter as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. Harbin Tech Full is located in a specially designated region where Harbin Tech Full is subject to a 10% EIT rate.

The previous Income Tax Laws of PRC which were abolished on December 31, 2007 allowed foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The income tax rate after 50% reduction should not be lower than 10%. The new Chinese EIT law allows companies established before March 16, 2007 to continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. Harbin Tech Full was established before March 16, 2007 and thus entitled to tax holiday treatment. Harbin Tech Full is exempt from income tax from July 1, 2004 through December 31, 2007, and has been approved to have its tax rate reduced by 50%, which is 10%, from January 1, 2008 to December 31, 2010.

The Company’s newly acquired subsidiary Hengda is currently at a 25% income tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2008 and 2007:

	September 30,	September 30,
	2008	2007
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33
Tax exemption	(10)	(33)
Effective income taxes	15%	-%

The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to $1,482,029 and $2,032,231. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.35 to $0.28 in 2008 and $0.28 to $0.16 in 2007. The estimated tax savings for the nine months ended September 30, 2008 and 2007 amounted to $4,652,412 and $7,367,542. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.99 to $0.75 in 2008 and $0.76 to $0.32 in 2007.

Harbin Electric, Inc., Advanced Electric Motors, Inc. and Advanced Automation Group, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $22,239,508 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2026 and 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the nine months ended September 30, 2008 was an increase of approximately $7,561,000. Management will review this valuation allowance periodically and make adjustments accordingly.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

VAT on sales and VAT on purchases amounted to $14,853,031 and $9,563,848 for the nine months ended September 30, 2008 and $7,828,751 and $3,776,913 for the same period of 2007, respectively. VAT on sales and VAT on purchases amounted to $7,986,221 and $5,843,987 for the three months ended September 30, 2008 and $4,175,015 and $1,857,432 for the same period of 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2008	December 31, 2007
VAT tax payable	$(147,215)	$781,372
Individual income tax payable	3,798	2,049
Corporation income tax payable	1,124,055	-
Others misc. tax payable	111,382	55,878
Total	$1,092,020	$839,299

Advertising costs
The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $6,105 and $1,070 for the nine months ended September 30, 2008 and 2007, and $176 and $1,070 for the three months ended September 30, 2008 and 2007.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of September 30, 2008, the outstanding principal on the Company’s note payable, evaluated under these accounting standards, amounted to $32,678,745. Based on management’s evaluation, no embedded derivatives and warrants were required to be recorded at fair value and marked-to-market at each reporting period. However, since there is no quoted or observable market price for the fair value of this note or similar notes, the Company used the level 3 inputs for its valuation methodology on this note, and used the Black Scholes Model to calculate the fair market value of the discount of the note. In addition, the Company does not anticipate any nonperformance risk, and determined that the fair value of the notes approximated the carrying value.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

As of September 30, 2008, the Company has a $6.7 million derivative instrument. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

Derivative instrument

The Company uses a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. For the nine months ended September 30, 2008 and 2007, $4,109,529 was recorded as a gain, and $7,047,406 was recorded as a loss on the derivative instrument, respectively, in other comprehensive income (loss). For the three months ended September 30, 2008 and 2007, a $4,359,163 gain and $3,101,455 loss was recorded on the derivative instrument, respectively, in other comprehensive income (loss). As of September 30, 2008 and December 31, 2007, the fair value of the derivative instrument totaled $6,734,843 and $10,844,372, respectively, and was recorded in other comprehensive loss.

Foreign currency transactions

The reporting currency of the Company is the US dollar. The functional currency of Harbin Tech Full is the Chinese Renminbi. The financial statements of Harbin Tech Full are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Translation adjustments resulting from this process amounted to $400,094 and $1,612,618 for the three months ended September 30, 2008 and 2007, respectively. Translation adjustments resulting from this process amounted to $8,755,781 and $3,956,036 for the nine months ended September 30, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 were translated 6.84 RMB to $1.00 as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical exchange rate. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2008 and 2007 were 6.98 RMB and 7.65 RMB to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. $465,560 and $0 were recognized during the nine months ended September 30, 2008, and 2007. The amount has recorded in the statement of operations during the period.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

As a result the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity without regard to the registration payment arrangement should be reclassified. The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through 1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and 2) reclassifying the warrants to equity at their fair value on the date of grant. The adjustment totaled $6,353,033 and was equal to the change in fair value of the warrants between October 6, 2006, the date the warrants were issued, and December 31, 2006, the last reporting period. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on financial statements prior to year 2007.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, “Earnings Per Share.” FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations:

	2008	2007
For the three months ended September 30:
Net income for basic and diluted earnings per share	$7,753,668	$4,764,222

Weighted average shares used in basic computation	21,981,374	17,226,880
Diluted effect of stock options and warrants	1,094,460	1,405,366
Weighted average shares used in diluted computation	23,075,834	18,632,246

Earnings per share:
Basic	$0.35	$0.28
Diluted	$0.34	$0.26

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	2008	2007
For the nine months ended September 30:
Net income for basic and diluted earnings per share	$19,337,847	$12,724,441

Weighted average shares used in basic computation	19,619,000	16,810,065
Diluted effect of stock options and warrants	1,292,930	1,405,346
Weighted average shares used in diluted computation	20,911,930	18,215,411

Earnings per share:
Basic	$0.99	$0.76
Diluted	$0.92	$0.70

At September 30, 2008 and September 30, 2007, all outstanding stock options and warrants have been included in the diluted earnings per share calculation.

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw and packing materials	$10,389,805	$925,085
Work in process	8,464,541	792,903
Finished goods	10,955,739	852,941
Total	$29,810,085	$2,570,929

Note 5 – Plant and equipment

Plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Buildings	$24,138,173	$5,668,808
Office equipment	441,296	378,849
Production equipment	15,204,645	4,333,797
Vehicles	526,983	348,485
Construction in progress	34,749,880	14,575,134
Total	75,060,977	25,305,073
Less: accumulated depreciation	(8,383,002)	(1,447,038)
Property and equipment, net	$66,677,975	$23,858,035

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin manufacture plant. The management expects that the construction of the new plant will be completed by the end of 2008. No depreciation is provided for construction in progress until such time until the constructions are completed and are placed into service. Those assets will be subject to the depreciation based upon the nature of the fixed assets.

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $691,247 and $295,871, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $1,124,953 and $505,270, respectively.

As of September 30, 2008 and December 31, 2007, a total of $2,152,295 and $980,154 interest was capitalized into construction in progress, respectively.

Note 6 – Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. In conjunction with its acquisition of Hengda, the Company recorded totaling $12,942,592 goodwill as of September 30, 2008 according to a preliminary allocation of the purchase price which was based on a preliminary asset evaluation. Our estimates and assumptions are subject to change upon the management’s review of the final valuation.

Land use rights - all land in the People’s Republic of China is government owned. However, the government grants the user a “land use right” (the Right) to use the land. The Company acquired land use rights during 2005 for $344,804. The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition on July 16, 2007 as discussed further in Note 17. Capitalized patent costs are amortized on a straight method over the related patent terms generally from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2008, management believes there was no impairment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Net intangible assets consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Goodwill	$12,942,592	$-
Land use rights	1,567,468	394,451
Patents	6,611,026	6,202,854
Less: accumulated amortization	(1,505,241)	(697,316)
Intangible assets, net	$19,615,845	$5,899,989

Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $252,442 and $194,050, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $757,959 and $241,351, respectively.

Note 7 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of September 30, 2008 and December 31, 2007, advances for intangible assets amounted to $1,477,630 and $1,384,710, respectively.

On September 8, 2006, Harbin Tech Full entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to Harbin Tech Full’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount Harbin Tech Full shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 55% or $1,384,710 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of Harbin Tech Full. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires Harbin Tech Full to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. Harbin Tech Full shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. Harbin Tech Full has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of September 30, 2008, the application of the regulatory permit for the land use is still in process.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 8 – Advances to suppliers

The Company makes advances to certain vendors’ inventory purchases, construction projects and research and development expenses. The advances on inventory purchases were $1,205,759 and $1,772,204 as of September 30, 2008 and December 31, 2007 respectively. Additionally, the Company made advances on equipment purchases amounted to $28,344,959 and $24,328,386 as of September 30, 2008 and December 31, 2007, respectively.

Note 9 – Other assets

Other assets consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Research and development prepayment	$563,055	$380,754
Deferred expenses	74,679	16,509
Total	$637,734	$397,263

On August 21, 2006, Harbin Tech Full entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) by the end of 2008. The Agreement provides that the term of the project shall commence on August 2006 and terminate in early 2009.

The R&D Agreement provides for a budget of approximately $3.65 million (RMB 25 million), consisting of $2.19 miillion (RMB 15 million) to be invested by Harbin Tech Full and the remainder to be invested by IEECAS. Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date by Harbin Tech Full. The balance of approximately $0.73 million (RMB 5 million) will be invested at the end of 2008 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment based on the progress of the project. A total of $881,921 has been amortized and netted with R&D prepayment to the amount of $563,055.

The research and development prepayment is being expensed based on the service incurred pursuant to SFAS 2 and EITF 07-3. A total of $0 and $591,073 has been expensed as research and development for the nine months ended September 30, 2008 and 2007 ad $0 and $274,770 for three months ended September 30, 2008 and 2007.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 10– Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic area are as follows:

	2008	2007
For the three months ended September 30, 2008 and 2007:
China	$33,600,231	$16,300,459
International	6,059,438	2,199,579
Total sales	39,659,669	18,500,038
Cost of sales - China	22,557,370	8,560,332
Cost of sales - International	3,330,331	878,015
Total cost of sales	25,887,701	9,438,347
Gross profit	$13,771,968	$9,061,691

For the nine months ended September 30, 2008 and 2007:
China	$73,121,626	$40,801,406
International	12,955,301	5,314,539
Total sales	86,076,927	46,115,945
Cost of sales - China	42,893,503	20,719,516
Cost of sales - International	7,195,845	2,256,440
Total cost of sales	50,089,348	22,975,956
Gross profit	$35,987,579	$23,139,989

Note 11 – Financing

On August 29, 2006, the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50 million aggregate principal amount of the Company's Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006.

The Notes are governed by an indenture, dated August 30, 2006, entered into among the Company, AEM as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of the Company’s other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 3.20% and 4.6% at September 30, 2008 and December 31, 2007, respectively), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount. The Company repaid total of $4,000,000 during the nine months ended September 30, 2008. As of September 30, 2008, the outstanding balance is $46,000,000.

The 2012 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. See below for discussion of swap agreement changing the variable interest to a 7.2% RMB fixed rate. The 2012 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law. The 2012 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2011. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at a price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill Lynch. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

The warrant agreements contain a cashless exercise provision. During the nine-month period ended September 30, 2008, no warrants had been converted to common stock by cashless transaction.

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

In connection with the debt and warrants issued in August 2006, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the convertible debt and warrants. Initially, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result, the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity, without regard to the registration payment arrangement, should be reclassified.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $2,302,871 and $2,266,066 was amortized to interest expense for the nine months ended September 30, 2008 and 2007, respectively. The carrying value of the debt is as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Principal amount	$46,000,000	$50,000,000
Less unamortized discount	(13,321,255)	(16,878,269)
Long-term debt, net of unamortized discount	$32,678,745	$33,121,731

Debt issuance costs at a total of $2,954,625 are carried in other assets and are amortized over the life of the loan using the effective interest method. $480,455 and $573,494 was amortized to interest expense for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the unamortized debt issuance costs totaled $1,734,262 and $2,214,717, respectively.

The Company has short term loan of $4,864,475 which is purchased during acquisition of new subsidiary Hengda, as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Loan from Agriculture Bank, due October 2008. Monthly interest-only payments at 8.748% per annum, secured by buildings	$2,999,150	$-

Loan from Agriculture Bank, due January 2009. Monthly interest-only payments at 8.964% per annum, secured by buildings	694,925	-

Loan from Weihai Commercial Bank, due August 2008. Monthly interest-only payments at 8.424% per annum, secured by buildings	585,200	-

Loan from Weihai Commercial Bank, due September 2008. Monthly interest-only payments at 8.748% per annum, secured by buildings	585,200	-
Short term loan - bank	$4,864,475	$-

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Net interest expense for the three and nine months ended September 30, 2008 and 2007 was comprised of the following:

	2008 (Unaudited)	2007 (Unaudited)
For the three months ended September 30, 2008 and 2007:
Amortization of debt discount	$1,254,143	$1,133,033
Amortization of debt issuance costs	128,509	308,333
Interest expense	1,020,633	1,603,459
Interest earned on cash deposits	(219,342)	(551,605)
Interest earned on derivative instrument	(125,400)	(256,965)
Interest expense, net	$2,058,543	$2,236,255

For the nine months ended September 30, 2008 and 2007:
Amortization of debt discount	$3,557,014	$3,399,099
Amortization of debt issuance costs	480,457	554,551
Interest expense	2,445,852	3,178,578
Interest earned on cash deposits	(629,138)	(864,254)
Interest earned on derivative instrument	(318,131)	(554,602)
Interest expense, net	$5,536,054	$5,713,372

Note 12 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing currency exchange rate and interest rates. These exposure are managed, in part, with the use of a financial derivative. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principal amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement April 02, 2007 (inception date) was a payable of $5,387,487, and at September 30, 2008 and December 31, 2007, was a payable of $6,734,843 and $10,844,372, respectively. During the nine months ended September 30, 2008, the Company recognized $318,131, which was recorded as a gain from derivative transactions, and the Company received $145,945 proceeds from cross currency hedge for the nine months ended September 30, 2008.

Changes of cross currency hedge receivable are as follows,

Balance at December 31, 2007	$145,945
Proceeds from cross currency hedge	(145,945)
Gain from derivative transactions	318,131
Balance at September 30, 2008	$318,131

Note 13 -Other expenses and income, net

Other income and expense for the three months and nine months ended September 30, 2008 and 2007 consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Finance/interest expense	$572,330	1,603,459	$1,997,550	3,178,578
Interest income	(344,741)	(808,570)	(947,269)	(1,418,856)
Amortization of debt discount	1,254,143	1,133,033	3,557,014	3,399,099
Amortization of debt issuance cost	128,509	308,333	480,457	554,551
Other non-operating income	(752,192)	(18,886)	(1,091,980)	(788,814)
Other non-operating expense	44,200	5,424	136,798	2,634
Foreign currency transaction (gain)/loss	448,301	-	448,302	-
Total other expense, net	$1,350,550	2,222,793	$4,580,872	4,927,192

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 14 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Balance, January 1, 2007	$2,031,891
Foreign currency translation gain	3,956,036
Change in fair value of derivative instrument	(7,047,406)
Balance, September 30, 2007	(1,059,479)
Foreign currency translation gain	3,206,476
Change in fair value of derivative instrument	(3,796,966)
Balance, December 31, 2007	(1,649,969)
Foreign currency translation gain	8,755,781
Change in fair value of derivative instrument	4,109,529
Balance at September 30, 2008	$11,215,341

Note 15 – Business combinations

On July 10, 2008, the Company’s subsidiary, Harbin Tech Full entered into an Equity and Assets Transfer Agreement (the “Agreement”) with respect to the acquisition by Harbin Tech Full of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”) for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. The results of operations of the acquired companies are included in the consolidated statement of income from the acquisition date to the quarter ended September 30, 2008.

Amounts due to original shareholders represent the unpaid portion for the acquisition of Hengda (see Note 15 for the acquisition). As of September 30, 2008, Harbin Tech Full had payables of $5.1 million (RMB 35 million), the Company expects to pay approximately $4.4 million (RMB 30 million) within two quarters from the acquisition date and pay the remaining $700,000 (RMB 5 million) within two years from the acquisition date.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Net Book Value	Fair Value
Current assets	$43,367,072	$43,367,072
Property, plant and equipment, net	21,558,220	22,175,189
Other non current assets	1,201,828	1,201,828
Goodwill	-	12,942,592
Total assets	66,127,120	79,686,681
Total liabilities	24,910,141	24,910,141
Net assets	$41,216,979	$54,776,540

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company determined the $41.2 million fair value of the acquired assets of Hengda based on a preliminary asset evaluation by an independent appraisal. Pursuant to SFAS 141, Business Combination, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $12.9 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired. Our estimates and assumptions are subject to change upon management’s review of the final asset evaluation. The final evaluation is expected to be completed as soon as possible, but not later than one year from the acquisition date.

Pro Forma

The following unaudited pro forma condensed income statement for the nine months ended September 30, 2008 and 2007 and the three months ended September 30, 2008 and 2007 were prepared under generally accepted accounting principles as if the acquisition of Hengda had occurred on January 1, 2007. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	For the nine months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
Sales	$112,098,185	$75,771,800	$39,659,669	$29,700,555
Cost of Goods Sold	71,963,114	46,692,240	25,887,701	18,242,439
Gross Profit	40,135,071	29,079,560	13,771,968	11,458,116
Operating Expenses	11,464,880	10,782,133	4,603,329	4,326,776
Other expense, net	28,670,191	18,297,427	9,168,639	7,131,340
Income Tax	4,614,026	1,849,075	1,414,971	815,598
Net Income	$24,056,165	$16,448,352	$7,753,668	$6,315,742

Note 16 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of September 30, 2008 and December 31, 2007, the Company was obligated under the non cancelable commitments to purchase materials totaling to $1,756,328 and $1,686,222, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

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
SEPTEMBER 30, 2008
(UNAUDITED)

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

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700. The agreement expires on April 30, 2009. On April 30, 2008, the Company signed a Lease Cancellation Agreement with the landlord to terminate the lease, effective May 1, 2008. Pursuant to the Lease Cancellation Agreement, the Company paid a cancellation fee of $16,412, which is 50% of the future obligations.

Note 17 – Shareholders’ equity

Private placement.

On June 24, 2008, Harbin Electric, Inc. sold 3.5 million shares of common stock, at $14.13 per share for a total aggregate purchase price of $49,455,000. The Company agreed to file a registration statement with the Securities Exchange Commission registering the shares within 30 days of closing and to achieve the effectiveness of the registration within an agreed upon period. The Company agreed to pay penalties up to 10% of the proceeds if the registration was not filed or made effective timely. The Company filed Form S-3 on July 24, 2008, which was declared effective on October 28, 2008, and therefore, was not subject to any penalties. The Company paid a placement fee equal to 6% of the proceeds totaling $2,967,258.

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2007	3,967,368
Granted	-
Forfeited	-
Exercised	(1,269,710)
Outstanding as of September 30, 2007	2,697,658
Granted	-
Forfeited	-
Exercised	(242,698)
Outstanding as of December 31, 2007	2,454,960
Granted	-
Forfeited	(2,504)
Exercised	(322,298)
Outstanding as of September 30, 2008	2,130,158

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$ 10.84	366,697	4.27	$10.84	366,697	4.27
$ 7.80	1,528,846	1.27	$7.80	1,528,846	1.27
$ 7.80	234,615	1.21	$7.80	234,615	1.21
Total	2,130,158			2,130,158

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
SEPTEMBER 30, 2008
(UNAUDITED)

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	900,000	$6.11	$1,863,000
Granted	25,000	12.40	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2007	925,000	$6.28	$9,453,500
Granted	260,000	15.60
Forfeited	(66,667)	3.93
Exercised	(357,083)	5.96
Outstanding as of December 31, 2007	761,250	$9.82	$12,370,313
Granted	-	-	-
Forfeited	-
Exercised	(40,000)	3.10
Outstanding as of September 30, 2008	721,250	$10.19	$1,298,250

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$ 3.10	110,000	1.33	$3.10	110,000	1.33
$ 8.10	326,250	2.33	$8.10	261,250	2.33
$ 12.40	25,000	1.67	$12.40	14,613	1.67
$ 15.60	260,000	2.21	$15.60	86,667	2.21
Total	721,250			442,530

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. For the nine months ended September 30, 2008 and 2007, stock compensation expense related to warrants and options issued amounted to $1,070,020 and $606,167, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 18 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2008 and 2007.

Total interest paid amounted to $3,216,311 and $4,578,780 for the nine months ended September 30, 2008 and 2007, respectively.

Total income tax paid amounted to $3,288,915 and $14,009 for the nine months ended September 30, 2008 and 2007, respectively.

On July 19, 2007, the Company issued 473,354 shares of common stock valued at $6,500,000 plus $4,000,000 of cash to acquire the assets of Harbin Taifu Auto Electric Co., Ltd., owned 98% by the CEO and 2% by management. The fair values of assets acquired are as follows:

Items	Book value	Assessed Fair Value
Current assets	$2,186,039	$2,186,039
Equipment	2,987,640	2,987,640
Patent rights	1,223,522	5,326,321
Total assets acquired	$6,397,201	$10,500,000

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately proceeding fifteen consecutive trading days before June 16, 2007, the date when the Company and Harbin Tech Full entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd, the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period. For the three months ended September 30, 2008, a total of $99,556 has been expensed and included in the stock compensation expense. For the nine months ended September 30, 2008, a total of $298,668 has been expensed and included in the stock compensation expense.

Note 19 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $195,614 and $27,394 contributions of employment benefits, including pension for the nine months ended September 30, 2008 and 2007. The Company made a $146,336 and $10,767 in contribution of employment benefits, including pension, for the three months ended September 30, 2008 and 2007.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, automobile specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers, including those involved in the oil services, factory automation, packaging, logistic systems, food industries, and mass transportation systems. We sell our products principally in China, but also internationally in North America, and to a lesser degree in Southeast Asia and Africa.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describe the method used to apply the accounting principle.

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

Reserves for potential credit losses were $866,357 as of September 30, 2008 and $116,238 as of December 31, 2007. We incurred transaction losses resulting from collection of our oversea receivables. For the nine-months ended September 30, 2008, the transaction loss was $465,560.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, not in excess of market, using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. To the extent we increase our reserves for future periods, operating income will be reduced.

Revenue Recognition

Our revenue recognition policies comply with Staff Accounting Bulletin (SAB) 104 and SFAS 48. SAB 104 requires that revenue can only be recognized when it is realized or realizable and earned. Revenue generally is realized or realizable and earned when all four of the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. For products that are required to be examined by customers upon receiving shipments, sales revenue is recognized after the customer examination is passed.

In addition, our revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment. We charge such costs to cost of goods sold. For our newly acquired rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material.

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

Derivative Financial Instruments

The Company uses a cross-currency interest rate swap to hedge its exposure under the 2012 Notes. The derivative is initially recognized in the balance sheet at cost and subsequently re-measured at fair value each reporting period. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes; changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

At the inception of a hedge transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking the hedge. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used to hedge are highly effective in offsetting changes in fair values or cash flows of hedged items.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

For the three months ended September 30, 2008, we generated net revenues of $39.66 million, more than doubled the total revenues of $18.50 million for the three months ended September 30, 2007. In July, the Company acquired Weihai Hengda Electric Motor (Group) Co. Ltd, (“Hengda”), an industrial rotary motor business. This is the first quarter that our financial results included the newly acquired company. The revenue increase reflects approximately $14.81 million sales from this new business. Sales of automobile specialty micro-motors increased 38% from 2007. Our new tower-type oil pump was also a major contributor to the revenue growth. We delivered a total of 64 units of tower-type oil pump during the third quarter of 2008 while none during the corresponding quarter of last year.

The following table shows the approximate percentage revenue contribution by each major product line and corresponding average gross profit margin for the three months ended September 30, 2008 and 2007. The decline of the overall gross profit margin year-over-year was primarily due to changes in product mix, particularly attributable to the lower gross margin of the rotary motor business and, to a lesser degree, the specialty micro-motor business.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
Product Line	% of Total Revenues	Gross Profit Margin	% of Total Revenues	Gross Profit Margin
Linear Motors and Related Systems	35%	54%	58%	53%
Specialty Micro-Motors	23%	41%	32%	43%
Rotary Motors	38%	13%	0%	NA
Others	4%	49%	10%	48%
Total	100%	35%	100%	49%

Product sales to markets outside China were 15.3% and 11.9% of total sales for the third quarters of 2008 and 2007, respectively.

Operating profit increased 49%, to $10.52 million, in the third quarter of 2008, from $7.06 million in the third quarter of 2007. The significant growth in operating profit was primarily attributable to higher sales from the automobile micro-motors business and tower-type oil pumps, as well as the new rotary motor business acquired in July 2008. Operating margin declined to 26.5% in the third quarter of 2008, from 38.2% for the same quarter of the prior year, mainly due to lower gross profit margin in our new industrial rotary motor business.

Selling, general and administrative expense (“SG&A”) was $3.12 million for the quarter, compared to $1.70 million in the same quarter of 2007. The dollar increase in SG&A was primarily a result of business expansion, increased sales activities, higher stock based compensation expense and other administration expenses, as well as expenses associated with the new business acquired in July 2008. Shipping and handling costs increased to $529,030 for the quarter ended September 30, 2008, from $178,243 for the same quarter in 2007 due to increased sales activities. Stock based compensation expense totaled $456,223 and $212,807 for the quarters ended September 30, 2008 and 2007, respectively, a 114% increase. However, as a percentage of total sales, the Company’s total SG&A expenses declined to 7.9% in this quarter from 9.2% in the same quarter last year.

Net income for the 2008 third quarter was $7.75 million, compared to $4.76 million for the 2007 third quarter, a 63% increase. Earnings per diluted share increased to $0.34 in the 2008 third quarter from $0.26 in the 2007 third quarter, with an additional 4.5 million weighted average number of shares.

Interest expense

Net interest expense was $2.06 million and $2.24 million for the three months ended September 30, 2008 and 2007, respectively. Non-cash amortization expense of debt discount and debt issuance cost totaled $1.38 million and $1.44 million for the quarters ended September 30, 2008 and 2007, respectively.

During the third quarters of 2008 and 2007, the Company recorded interest income of $125,400 and $256,965, respectively, on the cross currency interest rate swap agreement with Merrill Lynch. Interest income on cash deposits amounted to $219,342 and $551,605 for the third quarters ended September 30, 2008 and 2007, respectively.

Income Tax

According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, our wholly owned PRC subsidiary, Harbin Tech Full Electric Co., Ltd. (“Harbin Tech Full”), was exempted from income tax. A reduced income tax rate of 10% has been approved for January 1, 2008 to December 31, 2010, and the local government has further approved a 2.5% tax rebate. This rebate is included in Non-operating income, net. Hengda is subject to the 25% standard income tax rate beginning January 1, 2008.

The income tax provision was $1.41 million for the 2008 third quarter versus $75,298 for the 2007 third quarter. The income tax that Harbin Tech Full began to pay on earnings starting on January 1, 2008 has resulted in a reduction in our growth of net earnings compared to previous periods.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Results of Operations

For the nine months ended September 30, 2008, we generated net revenues of $86.08 million, compared to $46.12 million for the nine months ended September 30, 2007, an 87% increase, including approximately $14.81 million sales from Hengda, acquired in July 2008. Revenue from automobile specialty micro-motors business grew 352%. Our new tower-type oil pump also contributed to revenue growth. We delivered a total of 183 units during the 2008 nine-month period, compared with none in 2007.

The following table shows the approximate percentage revenue contribution by each major product line and its corresponding average gross profit margin for the 2008 and 2007 nine-month periods. The decline of the overall gross profit margin year-over-year was primarily due to changes in product mix.

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Product Line	% of Total Revenues	Gross Profit Margin	% of Total Revenues	Gross Profit Margin
Linear Motors and Related Systems	43%	55%	70%	53%
Specialty Micro-Motors	34%	40%	13%	43%
Rotary Motors	17%	13%	0%	NA
Others	6%	49%	17%	47%
Total	100%	42%	100%	50%

Product sales to markets outside China amounted to 15.1% of total sales in the nine-months ended September 30, 2008, compared with 11.5% in the nine-months ended September 30, 2007.

Operating profit was $27.38 million in the nine-months ended September 30, 2008, compared with $17.73 million in the nine-months ended September 30, 2007, representing 54.5% growth, attributable primarily to our automobile micro-motors business, tower-type oil pumps, and the rotary motor business acquired in July 2008. Operating margin declined to 31.8% in 2008, versus 38.4% for the prior year period, mainly due to lower gross profit margin in the rotary motor business and to a lesser degree in our automobile micro-motors business.

SG&A was $8.19 million for the nine-months ended September 30, 2008, compared to $4.66 million in the same period of 2007. The year-over-year dollar increase in SG&A was primarily a result of business expansion, increased sales activities, higher stock based compensation expense and other administration expenses, as well as expenses associated with the new rotary motor business. Shipping and handling costs more than doubled to $962,917 for the nine-months ended September 30, 2008 from $402,990 for the same period in 2007, due to increased sales activities. Stock based compensation totaled $1.37 million and $0.71 million for the nine-months ended September 30, 2008 and 2007, respectively, a 93% increase. However, as a percentage of total sales, the Company’s total SG&A expenses decreased to 9.5% in this nine-month period comparing to 10.1% in the same period last year.

Net income for the nine-month period in 2008 was $19.34 million compared to $12.72 million for the nine-month period in 2007, representing a year-over-year increase of 52%. Earnings per diluted share increased to $0.92 in the nine-months ended September 30, 2008 from $0.70 in the nine-months ended September 30, 2007, with an additional 2.7 million weighted average number of shares.

Interest expense

Net interest expense was $5.54 million and $5.71 million for the nine-months ended September 30, 2008 and 2007, respectively. Non-cash amortization expense of the debt discount and debt issuance cost totaled $4.04 and $3.95 million for the nine-months ended September 30, 2008 and 2007, respectively. This non-cash expense reduced earnings by $0.19 and $0.22 per diluted share, respectively, for the two periods.

During the nine-months ended September 30, 2008 and 2007, the Company recorded interest income of $318,131 and $554,602, respectively, on the Merrill Lynch cross currency interest rate swap agreement. Interest income on cash deposits amounted to $629,138 and $864,254, for the nine-months ended September 30, 2008 and 2007, respectively.

Income Tax

The Company recorded a provision for income tax of $3.46 million for the nine months ended September 30, 2008 versus $75,298 for the nine months period in 2007. The significant increase in income tax resulted from expiration of Harbin Tech Full’s income tax exemption and the 25% provision of income taxes from Hengda..

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents were $44.78 million, compared to $45.53 million on December 31, 2007. Cash provided by operating activities totaled $23.70 million for the nine months ended September 30, 2008, up from $13.93 million for the corresponding nine-month period in 2007, reflecting improved operating results driven by our business growth.

On June 25, 2008, the Company sold 3.5 million shares of the Company’s common stock, at a price of $14.13 per share (a total aggregate purchase price of $49,455,000), resulting in net cash proceeds at $46,290,743, in a transaction exempt from registration under the Securities Act. The offering proceeds were used to pay for the July acquisition of Hengda.

Beginning March 1, 2008, the Company is required to make semi-annual principal payments of $2,000,000 on the 2010 Notes. In the 2008 third quarter, the Company made the second $2,000,000 principal payment, totaling $4,000,000 as of September 30, 2008.

In August 2006, the Company’s subsidiary Harbin Tech Full signed an R&D Agreement with the Institute of Electrical Engineering of the Chinese Academy of Science (“IEECAS”). Under the R&D Agreement, Harbin Tech Full is obligated to invest approximately $2.19 million (of which approximately $1.46 million previously has been paid) during the period ending in early 2009. On September 8, 2006 the Company’s subsidiary Harbin Tech Full signed a Land Use Agreement for a plot of land in Shanghai. Harbin Tech Full is obligated to make an additional fee payment of approximately $1.27 million (the timing of which is dependent upon completion of certain regulatory applications and receipt of a regulatory permit for work commencement) as well as to invest approximately $15 million in site investments. As permitted by the Indenture, the Company used a portion of the proceeds from placement of the 2010 and 2012 Notes for such purposes.

On April 9, 2007, the Company entered an agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”), to design, develop and manufacture customized industrial automation controllers. Pursuant to the terms of the agreement, the Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007; $800,000 was paid on July 16, 2008; and $1,000,000 is due by March 31, 2009.

Cross-currency interest rate hedge

The Company's operations are exposed to a variety of global market risks, including changes in foreign currency exchange rates and interest rates. These exposures are managed, in part, with the use of a financial derivative. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Effective April 17, 2007, the Company entered a cross-currency interest rate swap agreement with Merrill Lynch, effectively exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principal amount of 2012 Notes for a 7.2% RMB fixed interest rate. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 to secure the agreement. The deposit may be increased to $2,500,000, if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000, if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement on December 31, 2007 was a payable of $10,844,372, and on September 30, 2008 was a payable of $6,734,843. From the December 31, 2007 to September 30, 2008, changes in fair value of the swap resulted in other comprehensive income of $4,109,529, net of taxes, and a decrease in liabilities. During the nine months ended September 30, 2008, the Company recognized $318,131 as gain from this derivative transaction. For the nine months ended September 30, 2008, no amount related to ineffectivness was recorded in the consolidated statement of income in connection with this interest rate swap.

The Company accounts for this swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its investors. As of September 30, 2008, and December 31, 2007, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,756,328 and $1,686,222, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

Off-balance sheet arrangement

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information relating to quantitative and qualitative disclosures about market risk is provided in the Company’s 2007 annual report on Form 10-KSB, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2007.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the company’s management, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

The acquisition of Weihai Hengda Electric Motor (Group) Co. Ltd. during the quarter ended September 30, 2008 added five additional plants to our Company and increased the burden of employing adequate controls over financial reporting. We believe that the controls over financial reporting in place at Hengda at the time of acquisition were and remain adequate.

Except as set forth in the preceding paragraph, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

Item 1A. Risk Factors

You should carefully consider the risk factors described below before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently foreseeable to us may also impair our business operations.

GENERAL RISKS RELATING TO OUR BUSINESS

Our rapid growth may strain our resources.

Our revenues increased by sixty-two percent (62%) in 2007 over 2006, and seventy-one percent (71%) in 2006 over 2005; however, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As of September 30, 2008, we had approximately $46 million outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006, due in 2010 and 2012 (respectively, the “2010 Notes” and the “2012 Notes”). Our substantial debt could have important consequences to you. For example, it could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate for a portion of our debt is variable;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. Furthermore, our obligations under the Notes are secured by our shares of Advanced Electric Motors, Inc., our Delaware subsidiary through which we own our electric motor business. These security interests could result in our loss of the business, if we default on the Notes.

To mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with the $38 million principal amount of 2012 Notes, in April 2007, the Company entered a cross-currency interest rate swap transaction with Merrill Lynch International. The swap, in effect, converts the LIBOR plus 3.35% variable interest rate on the 2012 Notes to a 7.2% RMB fixed interest rate. The Company uses this derivative instrument only to hedge exposures in the ordinary business course and does not invest in derivative instruments for speculative purposes.

The Company management watches closely and measures the risk of the swap on a regular basis, which includes effectiveness analysis and pricing model discussion with Merrill Lynch that provides market value pricing quarterly. The Company is aware that, under recently adopted Statement of Financial Standards (“FAS”) No. 157, Fair Value Measurements , there is risk inherent in relying on only one technique to measure fair value of financial derivative liability and risk inherent in the inputs to the valuation technique.

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

We depend on a few key customers, the loss of any of which could cause a significant decline in our revenues.

Three major customers accounted for 37% for the nine-months ended September 30, 2008. Five major customers accounted for 72% of net revenue for the nine months ended September 30, 2007. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our profitability.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Two major vendors provided approximately 37% of the Company’s purchases of raw materials for the nine months ended September 30, 2008. Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the nine months ended September 30, 2007. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

We may not be able to adequately protect and maintain our intellectual property.

Our success will depend on our ability to continue to develop and market electric motor products. We have been granted 12 patents in China relating to linear motor and automobile specialty micro-motor applications. No assurance can be given that such patents will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. Also, litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. The outcome of such potential litigation may not be in our favor and any success in litigation may not be able to adequately protect our rights. Such litigation may be costly and divert management attention away from our business. An adverse determination in any such litigation would impair our intellectual property rights and may harm our business, prospects and reputation. Enforcement of judgments in China is uncertain and even if we are successful in such litigation it may not provide us with an effective remedy.

 We do not anticipate paying cash dividends on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Debt covenants and PRC capital and currency regulations may also limit our ability to pay dividends.

Our directors and officers control a majority of our common stock and, as a result, they may exercise voting control and be able to take actions that may be adverse to your interests.

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 51.2% of our issued and outstanding common stock as of September 30, 2008. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

RISKS RELATING TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

China’s economic policies could adversely affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past 20 years, it has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing market forces for economic reform, reduction of state ownership of productive assets, and establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

If preferential tax concessions granted by the PRC government change or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that one of our Chinese subsidiaries, Harbin Tech Full Electric Co., Ltd., (“Harbin Tech Full”) currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced rate of 10% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations under Harbin Tech Full have been subject to relatively lower tax liabilities. The estimated tax savings for the nine months ended September 30, 2008 and 2007 without preferential tax treatment amounted to $4,652,412 and $7,367,542, respectively. The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to $1,482,029and $2,032,231, respectively.

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

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

We are subject to environmental laws and regulations in the PRC.

We are subject to environmental laws and regulations in the PRC. Any failure by us to comply fully with such laws and regulations will result in us being subject to penalties and fines or being required to pay damages. Although we believe we are currently in compliance with the environmental regulations in all material respects, any change in the regulations may require us to acquire equipment or incur additional capital expenditure or costs in order to comply with such regulations. Our profits will be adversely affected if we are unable to pass on such additional costs to our customers.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported on a current report on Form 8-K dated June 24, 2008, we sold 3.5 million shares of the our common stock, par value $0.00001 per share (the “Shares”) at $14.13 per share for a total aggregate purchase price of $49,455,000 resulting in net proceeds of $46,290,743. The proceeds were used to pay for the acquisition of Weihai Hengda Electric Motor (Group) Co. Ltd.. The sells were made only to accredited investors, without any general solicitation and, accordingly, were exempt from Securities Act registration pursuant to Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

(a)	The Annual Meeting of Shareholders of Harbin Electric, Inc. was held on September 26, 2008.

(b)	Seven directors were elected: Tianfu Yang (Chairman of the Board), Lanxiang Gao, Ching Chuen Chan, Patrick McManus, David Gatton, Feng Bai, and Yunyue Ye.

(c)	Shareholders ratified the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008.

Item 5.  Other Information

None.

Item 6.  Exhibits.
The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: November 10, 2008	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibits:

Exhibit Number	Description	Method of Filing

10.1	Purchase Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 26, 2008 and incorporated herein by reference.

10.2	Registration Rights Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 26, 2008 and incorporated herein by reference.

10.3
Equity and Assets Transfer Agreement, dated July 10, 2008, by and between Harbin Tech Full Electric Co. Ltd., Weihai Hengda Electric Motor (Group) Co. Ltd., Wendeng Second Electric Motor Factory, the Committee of Labor Union of Wendeng Second Electric Motor Factory, the People’s Government of Zhangjiachan Town and Wendeng County.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 11, 2008 and incorporated herein by reference.

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