Form 10-K
period 2008-12-31
Harbin Electric, Inc
filed 2009-03-13
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NO. 000-51006

HARBIN ELECTRIC, INC.
(Name of Business Issuer in Its Charter)

NEVADA	98-0403396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060
(Address of principal executive offices)

86-451-8611-6757
(Issuer’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.00001 Per Share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $149,790,579 based on the closing price of $14.21 per share as reported on The NASDAQ Stock Market LLC on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

At March 12, 2009, 22,102,078 shares of the registrant’s Common Stock, $0.00001 par value were outstanding.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report on Form 10-K, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I.

ITEM 1. BUSINESS

Overview

Harbin Electric, Inc. (“Harbin Electric”), is a holding company incorporated in Nevada with its principal place of business based in the People’s Republic of China (“PRC”). Through our U.S. and China-based subsidiaries, we design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. We sell our products principally in China, but also internationally in North America, and to a lesser degree in Southeast Asia and Africa. The terms “Harbin,” “Harbin Electric,” “we,” “Company,” “us” and “our” and similar terms refer to Harbin Electric and its subsidiaries, unless otherwise expressly stated or the context requires otherwise.

We currently operate three manufacturing facilities in China. Our Harbin facility, Harbin Tech Full Electric Co., Ltd., (“Harbin Tech Full”) is located in the government-designated Development Zone in the city of Harbin and occupies approximately 50,000 square meters of land with state-of-the-art production equipment primarily dedicated to our linear motor products. Weihai Hengda Electric Motor (Group) Co., Ltd. (“Hengda”), our newly acquired industrial rotary motor company, is located in the coastal city of Weihai, Shandong Province, and occupies approximately 150,000 square meters of land. The third facility, a newly constructed facility occupying 40,800 square meters of land, is located in the Shanghai Zhuqiao Airport Industrial Zone. This new facility is expected to begin production in March 2009 and will be dedicated to specialty micro-motor products.

Our major product lines include linear motors (“LMs”), automobile specialty micro-motors, and industrial rotary motors. An LM operates on the same physical principles as a traditional motor, but the stator, or non-moving component, is flat, rather than cylindrical, producing linear, rather than rotational, force. LMs can be configured into different sizes and shapes. We believe that, for a variety of applications, our LMs have advantages over traditional electric motors, in terms of design, energy output, energy efficiency, and precision movement. By obviating pneumatic stops, belts, pulleys, and gears that rotary motors require to move and position their loads, LMs can provide higher levels of performance in accuracy, resolution, repeatability, and speed, with less maintenance and down-time. We sell our LMs to a broad range of customers in China and in the United States, including those customers in the oil services, factory automation, food processing, packaging industries, power generation systems, and mass transportation systems.

Automobile specialty micro-motors are used for various automation functions in an automobile. We have developed many innovative products that are used for car seat automation, back seat folding, EPS (electric power steering), automated window, and automated trunk opening. Our automobile specialty micro-motors are purchased by customers who are first-tier suppliers to the automobile industry. We supply these products to domestic customers and also export them to OEM suppliers in North America.

Hengda makes industrial rotary motors such as high/low voltage motors, AC/DC motors, and speed control motors for a wide range of applications such as medical devices, machine tools, ventilation systems, air compressors, and other machinery and equipment used in petrochemical, metallurgical, mining, textile, and agricultural industries. We sell these products in China, Southeast Asia, and Africa.

Our rotary motor products received the “National Inspection-free Product” award from the General Administration of Quality Supervision, Inspection and Quarantine of the PRC. Hengda’s registered trademark, “Wenbao,” was named by the State Administration for Industry & Commerce as one of the "Chinese Most Well-known Trademarks" in 2007.

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”), a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company invested approximately $70 million on this facility as of December 31, 2008.

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

On July 10, 2008, Harbin Tech Full entered into an Equity and Assets Transfer Agreement (the “Agreement”) with Wendeng Second Electric Motor Factory, a PRC corporation (”Wendeng”), the Committee of Labor Union of Wendeng Second Electric Motor Factory (the “Labor Committee”) and the People’s Government of Zhangjiachan Town and Wendeng County (“Zhangjiachan Town”) with respect to the acquisition by Harbin Tech Full of Hengda. Pursuant to the terms of the Agreement, Harbin Tech Full acquired (i) all of the outstanding shares of Hengda, (ii) all other assets of Wendeng, and (iii) all remaining equity of Hengda’s subsidiaries not then owned by Hengda, which consisted of 9.1% of Wendeng Wanda Chemical Products Limited Liability Company, 4.4% of Wendeng Wenbao Electrical Motors Limited Liability Company, 10% of Wendeng Chengxin Electrical Motors Limited Liability Company and 9.1% of Wendeng Yongheng Electrical Instruments Limited Liability Company, for an aggregate price of RMB375,000,000 (approximately US$54,700,000) paid in cash. The Company paid approximately $54 million (RMB 370,000,000) in cash in 2008 and expects to pay the remaining balance of $0.7 million (RMB 5 million) within two years from the Agreement. The transaction was closed on July 15, 2008.

In October 2008, the Company, through its indirect wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai Co., Ltd. (“AAG Shanghai”), to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The Company invested $500,000 through December 31, 2008.

On December 11, 2008, the Company and Shelton amended the Letter Agreement between them, pursuant to which Shelton assigned to AAG all of its existing customer accounts, granted to AAG an exclusive royalty free worldwide license to its technology and intellectual property related to precision servo motor controllers for industrial automation, and extended the term of the agreement to December 31, 2008.  The Company and Shelton are considering extending the term further before a new agreement is reached.

INDUSTRY OVERVIEW

The linear motor (“LM”) industry is a fast-growing industry in China. Historically, traditional rotary motors have been used in various industries throughout China, but performance and efficiency issues associated with traditional rotary motors have spurred an interest in the industry to consider alternative technologies such as LMs. Compared with traditional rotary motors, we believe that LMs are simpler to control, easier to operate, more reliable and capable of reducing operating costs in the long term.

 Unlike rotary motors that rely on centrifugal rotation, or torque, a linear motor is an electric motor that transmits force through a magnetic field without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced wear and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with traditional rotary motors. Many applications that require some sort of linear motion can benefit from the use of LMs.  We believe that, for a variety of applications, LMs have advantages over traditional rotary motors, in terms of design, energy output, energy efficiency, and precision movement. By obviating pneumatic stops, belts, pulleys, and gears that rotary motors require to move and position their loads, LMs can provide higher levels of performance in accuracy, resolution, repeatability, and speed, with less maintenance and down-time.

Micro-motors are widely used in applications such as automobile interior automation, medical devices, communication equipment, information systems, home appliances, defense industry, and many other industrial applications. While China has become a leading micro-motor supplier in the world, we believe that China is still at the early stage of its industrialization and the demand for micro-motors will continue to grow in many areas.  Currently the Company is focusing on growing its automobile specialty micro-motors business, however, is also interested in expanding into other application areas.

Automobile specialty micro-motors are used for various automation functions in an automobile. In order to stay competitive and attract customers, automakers have been trying to keep their cost down while offering enhanced functionality and automation features in an automobile, which drives up the degree of automation in an automobile.  The automobile’s interior automation is increasingly becoming a standard package, which was once only seen in high-end, luxury passenger cars.  This trend has created a new market for new types of automobile specialty micro-motors that automate different parts of an automobile including car seats, front and back, windows, trunks, door locks, mirrors, sliding doors, roofs, etc. We believe that the worldwide demand for automobile specialty micro-motors with low cost and high quality is rapidly growing. Global automakers are increasingly sourcing auto parts from low cost countries including China.

Traditional rotary motors have historically dominated China and the world’s electric motor market. Industrial rotary motors are widely used to power many types of machinery and equipment in industries such as petrochemical and chemical, metallurgical and mining, textile, ventilation, machine tools, to name just a few.  Traditional rotary motor market is highly fragmented in China, with a few large state-owned manufacturers and many smaller private operators.  The Company entered the industrial rotary motor business through the acquisition of Hengda in July 2008.  This acquisition allows the Company to have manufacturing capabilities of a broader range of electric motors from linear motors, micro-motors, to rotary motors. We believe that this business complements to our two other product lines and presents an expanded market potential.

OUR STRATEGY

Our objective is to be a leading global manufacturer offering a broad range of electric motors from linear motors, to specialty micro-motors, to industrial rotary motors with a focus on highly specialized, energy-efficient, customized, and value-added products for domestic and international customers. We expect that our scale and size will grow and our product offerings will be broadened. To achieve this objective, we plan to execute the following key business strategies:

•
Strengthen Our Design and Development Capabilities. To meet the changing needs of our customers, we intend to continue to improve and strengthen our in-depth design capabilities to meet the changing needs of our customers, and continue to differentiate ourselves from our competitors in the global marketplace. We intend to capitalize on the significant growth in the end-markets for linear motors and automotive specialty micro-motors in China by continuing to build out our design expertise and production capacity;

•
Further Grow Market Share in Linear Motor Market. We are expanding our customer base by developing new products for existing and new customers. We successfully developed a “Tower Type Oil Pump” driven by permanent magnetic linear motors for the oil industry. We also designed the Cylinder Permanent Magnetic Linear Servo Motor which can be applied in many different applications including printers, air compressors and food slicers. Currently, we are in the final phase of jointly developing an urban mass transportation railway system driven by linear motors with the Institute of Electrical Engineering of the Chinese Academy of Sciences (IEECAS) and Changchun Railway Vehicles Co., Ltd. (CCRV);

•
Expand Capacity in Micro Motor Market. We are currently building a new plant in Shanghai that will address the market for specialty micro-motors used in automobile applications. The new facility is expected to increase capacity by 10 million units and to begin production in March 2009. This will allow us to supply the fast growing domestic automobile industry and capture the international auto markets that increasingly source auto parts from China. We are also interested in expanding  into other industrial applications;

•
Leverage Our Strong Customer Relationships into New Opportunities. We will continue to expand our presence in the Chinese market. While developing strategic relationships with established international firms, we will also proactively pursue opportunities in the global markets for linear and other special motors that have higher profit margins. We are currently working with several international companies in North America and Asia; and

•
Grow Industrial Rotary Motors Business with Focus on High Efficient Specialized Products. We entered the industrial rotary motors business through an acquisition in July 2008. This acquisition will enable us to expand our product offerings and will position us to be a leading diversified electric motor manufacturer in China that offers a broader range of electric motors from more specialized linear motors, specialty micro-motors, to more standardized industrial rotary motors.  Long term wise, we will focus on developing high-end, energy-efficient, and highly specialized products.

PRODUCTS AND SERVICES

We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. We develop products according to our customers’ specifications using our proprietary process technology and expertise. With close customer relationships, in depth understanding of local markets and customer needs, and low development and production costs, we hope to be able to outperform our international and domestic peers.

Presently, we offer three key product lines:

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

Linear motors can be designed in different sizes and shapes such as flat, pancake, cylindrical, round, etc. Our primary linear motor products include the following:

A. Flat linear asynchronous motor series (self-cooled)

The flat linear asynchronous motor series is widely applied in transmission systems such as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications. The flat linear asynchronous motor series is self-cooling using the ambient environment.

B. Flat three-phase linear asynchronous motor (forced ventilation)

 The flat three-phase linear asynchronous motor is also used in transmission systems such as the production transportation line, the crane, postal service sorting machine, baggage sorting machine, printed matter sorting machine, automatic linear door, and revolving door applications. Unlike the self-cooling design of our flat linear asynchronous motor series, our flat three-phase linear asynchronous motor uses forced ventilation, which is loaded with radiator, bottom board, and air blower to reduce and dissipate heat.

C. Integrated linear motor application systems

An integrated linear motor application system consists of one or more linear motors, controllers, and other auxiliary components. We have developed linear motors and their integrated application systems used in the oil services, factory automation, packaging, logistic systems, and food industry. Applications mainly include production transportation conveyor line, the postal service mail sorting machine, the baggage sorting machine, the printed matter sorting machine, food and meat slicer, oil pump machine of oilfield, and automated power switch. We are at the final stage of developing a linear motor driving system to be used for urban mass transit railway train.

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

3.	Industrial rotary motors

We manufacture various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors mainly including small to medium sized. Our industrial rotary motors are used mainly for the following applications:
•	Petrochemical industry
•	Metallurgical and mining industry
•	Textile industry
•	Agricultural machinery
•	Transportation machinery
•	Machine tools
•	Medical devices
•	Ventilation equipment
•	Air Compressor
•	Electric pumps.

MANUFACTURING PROCESS

We employ state-of-the-art manufacturing equipment, production lines, inspection and testing equipment, and quality control systems at our manufacturing facilities. Our manufacturing facilities are constructed following the international standards that enable us to meet the demands of high quality engineering to ensure product reliability and durability. We believe that all of our facilities in the PRC have extra spaces that can accommodate capacity expansion in the future when the need arises.

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

SERVICES

We provide after-sale services to our customers. For our linear motor and specialty micro-motor businesses, our products are customized products which are customer specific. We typically offer a warranty of up to two years on our products and expect to absorb the costs of servicing if our products fail within the two-year warranty period. For our industrial rotary motor business, our products are standardized products. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. We generally provide on-site services at a client location within 24 hours to fix problems during the warranty period. After the warranty period has expired, we offer after-sale services for a fee.

MARKETING

In our linear motor and specialty micro-motor businesses, we receive proposals and contracts mostly through referrals. We have a marketing and sales team that focuses on providing support and consultancy to customers. We target our products to the global original equipment manufacturers (“OEMs”) as components or in integrated systems. We also collaborate with major system integrators to jointly develop and market new products. We have a close involvement with our customers to jointly develop and customize products for customers’ specific needs. We believe this active working relationship with customers has allowed us to win repeat business, create visibility and enhance our growth.

In our industrial rotary motor business, we have a well established sales network and distribution channel with over 3000 sales points across the country. Our newly acquired industrial rotary motor manufacturer Hengda received the “National Inspection-free Product” award for its products from the General Administration of Quality Supervision Inspection and Quarantine of the PRC in 2005. Hengda’s registered trademark “Wenbao” brand was named by the State Administration for Industry & Commerce as one of the "Chinese Most Well-known Trademarks" in 2007.

We also participate in industry trade shows, technical conferences, professional seminars and exhibitions, and use these events to promote our products, generate sales, and build brand awareness.

We are actively exploring the international markets for our products and developing business outside of China. We have established a wholly-owned subsidiary in the U.S. - Advance Automation Group, LLC. This subsidiary serves as the company’s research and development center that is specialized in industrial automation controller technology. Through this subsidiary, we believe that we can capitalize on the U.S.-based world class development expertise and a China-based electric motor manufacturing capability, expand our business into the industrial automation controller market, and enhance Harbin Electric’s existing R&D projects. We expect that this project will also provide us greater reach into the U.S. and international markets. We also have an executive office in New York that supports our sales and customer relationship management.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us are mainly semi-finished products and component materials including fans, radiators, silicon steel sheet, cast iron, aluminum, enameled copper wire, metal plating, and control cabinets. We believe that alternative sources are available for such materials other than our current suppliers.

Two major vendors provided approximately 39% of the Company’s purchases of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $1,055,730 and $0 at December 31, 2008 and 2007, respectively.

CUSTOMERS

Three major customers accounted for approximately 43% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively.  At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable. Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounted for 20%, 20%, 13%, 10% and 9%, respectively. At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable. Four major customers accounted for 82% of the net revenue for the year ended December 31, 2006, with each customer individually accounting for 29%, 22%, 18% and 13%, respectively. At December 31, 2006, the total receivable balance due from these customers was $7,673,736, representing 88% of total accounts receivable.

RESEARCH AND DEVELOPMENT

We have developed many new products and own numerous patents in China including twelve patents relating to our LM and automobile specialty micro-motors products as of December 31, 2008. Our product design and development work includes both the development of new products and the modification of existing products. Development work is also conducted to improve manufacturing processes. Our strategy is to leverage the in-house product research and development capability with outside research from China’s scientific research institutions.

We collaborate closely with various scientific research institutions to advance development of new products and manufacturing processes. We have on-going relationships with Zhejiang University, Shanghai Micro-Motors Research Institute, and Institute of Electrical Engineering of the Chinese Academy of Sciences (IEECAS). For example, one of our joint research and development projects was the program with Zhejiang University where we jointly developed a Permanent Magnetic Synchronization Servo Motor used for a meat and food slicer in the food industry.

Currently we have a joint research and development project with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) where we are jointly developing an urban mass transit train system driven by linear motors. The prototype train system has been under testing and modifying at our Harbin facility since summer 2008. A complete train system is expected to be tested at the Beijing Airport Express railway line and the production of this new train system is expected to commence in the second half of 2009.

The R&D Agreement provides for a budget of approximately $3.65 million (RMB 25 million), consisting of $2.19 million (RMB 15 million) to be invested by Harbin Tech Full and the remainder to be invested by IEECAS. Harbin Tech Full is to be responsible for designing and manufacturing certain components of the system, including the high power linear traction motors, track reaction plates, the body of the test vehicle, the test vehicle’s DC/AC power supply components, and other mechanical and auxiliary components. Any patents resulting from this project are to be jointly-owned by the parties. Ownership of other non-patent rights, such as the right of use and right of transfer under PRC intellectual property laws, are to be decided by the parties by mutual agreement. The R&D Agreement further stipulates, among other things, that the economic benefits as a result of the commercialization of the research results shall be divided between the parties on a pro rata basis in accordance with their respective level of total investments.

We have several new types of automotive specialty micro-motors under development including micro-motors used for door lock, gas pedal, ABS, gas pump, and engine gas jet.

Costs associated with research, new product development, and product improvements are treated as expenses when incurred and amounted to approximately $1,170,169, $1,064,074 and 1,491,316 for the years ended December 31, 2008  2007 and 2006, respectively.

EMPLOYEES

As of December 31, 2008, the Company had a total of approximately 2,000 employees. We believe that we have good working relationships with our employees, most of whom are located in Harbin, the capital of Heilongjiang Province, Weihai, a coastal city in Shandong Province, and Shanghai. We are not a party to any collective bargaining agreements, and none of our employees are subject to collective bargaining agreements.

We have employment contracts with our employees. Employment contracts are designed to adhere to both State and Provincial employment and social security regulations under applicable Chinese or the U.S. law. We have signed confidentiality agreements with all of our employees.

COMPETITION

We believe that the principal factors affecting the Company’s competitive position include:

•	understanding our customers’ time-to-market, technology and cost requirements;

•	access to industrial supply chain and raw material providers;

•	price and cost;

•	product quality;

•	design capabilities and development efficiency;

•	customer relationships; and

•	technical support.

In our customized linear motor and specialty micro-motor business, we believe that we compete favorably with respect to each of these criteria. We do not believe that there are any direct competitors of any meaningful size that operate using the same business model as ours within the PRC.

The market in the industrial rotary motor product line is large and fragmented and is very competitive in China. Our products are in competition with similar products produced by other large state-owned manufacturers and many smaller privately-owned operators.

Globally, we also compete with many foreign companies. Some of our global competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources and technical capabilities.

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

Item 1A. Risk Factors

An investment in our common stock is very risky. You should carefully consider the risk factors described below, together with all other information in this Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently foreseeable to us may also impair our business operations.

GENERAL RISKS RELATING TO OUR BUSINESS

We depend on a few key customers, the loss of any of which could cause a significant decline in our revenues.

Three, five and four customers accounted for 43%, 72% and 82% of net revenue, respectively, for the years ended December 31, 2008, 2007 and 2006. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our profitability.

Our rapid growth may strain our resources.

Our revenues increased by 85% for the year ended December 31, 2008 versus the year ended December 31, 2007, and 62% in 2007 over 2006, however, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect. Additionally, the current financial crisis has made it more difficult for businesses to obtain financing from debt and capital markets. This would limit our ability to maintain a rapid growth of our business due to insufficient cash flow for operation or for acquisitions.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a substantial amount of debt. As of December 31, 2008, we had approximately $46 million outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006, due in 2010 and 2012 (respectively, the “2010 Notes” and the “2012 Notes”). Our substantial debt could have important consequences to you. For example, it could:

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

The Company management watches closely and measures the risk of the swap on a regular basis, which includes effectiveness analysis and pricing model discussion with Merrill Lynch that provides market value pricing quarterly. Harbin is aware that, under recently adopted Statement of Financial Standards (“FAS”) No. 157, Fair Value Measurements, there is risk inherent in relying on only one technique to measure fair value of financial derivative liability and risk inherent in the inputs to the valuation technique.

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

Two, five and five major vendors provided approximately 39%, 80% and 73% of the Company’s purchases of raw materials for the years ended December 31, 2008, 2007, and 2006, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

We may experience material disruptions to our manufacturing operation.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	disruptions in the transportation infrastructure including roads, bridges, railroad tracks;
•	fires, floods, earthquakes, or other catastrophes; and
•	other operational problems.

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

 We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Debt covenants and PRC capital and currency regulations may also limit our ability to pay dividends.

Our directors and officers control a majority of our common stock and, as a result, they may exercise voting control and be able to take actions that may be adverse to your interests.

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 50.27% of our issued and outstanding common stock as of the year ended December 31, 2008. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

RISKS RELATING TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

China’s economic policies could adversely affect our business.

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past 30 years, it has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that one of our Chinese subsidiaries, Harbin Tech Full currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced rate of 10% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations under Harbin Tech Full have been subject to relatively lower tax liabilities. The estimated tax savings for the year ended December 31, 2008, 2007 and 2006 amounted to approximately $6.0 million, $10.3 million and $5.5 million, respectively.

Tax laws in China are subject to interpretations by relevant tax authorities. The preferential tax treatment may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

Because most of our executive officers and several of our directors, including our chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in the U.S. court.

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

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Description of Property

Our corporate headquarters are located at No. 9, Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, 150060. We currently operate three manufacturing facilities in China. Our Harbin facility is located in the government-designated Development Zone in the city of Harbin and occupies approximately 50,000 square meters of land with state-of-the-art production equipment primarily dedicated to our linear motor products. Hengda, our newly acquired industrial rotary motor company, is located in the coastal city of Weihai, Shandong Province, and occupies approximately 150,000 square meters of land. The third facility, a newly constructed facility occupying 40,800 square meters of land, is located in the Shanghai Zhuqiao Airport Industrial Zone. This new facility is expected to begin production in March 2009 and will be dedicated to specialty micro-motor products.

On September 8, 2006, Harbin Tech Full entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to Harbin Tech Full’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”).

The term of the Land Use Agreement is 50 years and totaled $2.74 million (“Fee”), 69% or $1.9 million of which has been paid with the balance payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of Harbin Tech Full. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Land Use Agreement requires Harbin Tech Full to invest approximately $16.5 million in the site through December 2008. As of December 31, 2008, the application of the regulatory permit for the land use is still in process.

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

ITEM 4. Submission Of Matters To A Vote Of Security Holders

On September 26, 2008, the Company held its third annual meeting of stockholders. There were two proposals presented to the stockholders at the meeting.

Proposal 1 was the election of the following seven directors to serve for a one year term or until their respective successors have been duly elected and qualified.

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD

Tianfu Yang	15,710,614	0	29,539

Lanxiang Gao	15,723,753	0	16,400

Ching Chuen Chan	15,708,228	0	31,925

Patrick McManus	15,721,253	0	18,900

David Gatton	15,721,253	0	18,900

Feng Bai	15,723,253	0	16,900

Yunyue Ye	15,723,753	0	16,400

Proposal 2 was the ratification of the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as the Company’s independent auditor for the 2009 fiscal year. There were 15,726,544 votes FOR, 6,697 votes AGAINST and 6,911 votes ABSTAINED.

PART II

ITEM 5. Market For Common Equity and Related Stockholder Matters

Before January 31, 2007, our common stock was traded in the over-the-counter market and quoted through the Over-The-Counter (“OTC”) Bulletin Board under the symbol “HRBN.”  The Company’s common stock commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN.” The following table sets forth the high and low bid prices for our common stock prior to January 31, 2007 and the high and low sale prices for our common stock for subsequent periods, as reported by the OTC Bulleting Board System and the Nasdaq Global Market, respectively. The OTC Bulleting Board System quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The closing price for shares of our common stock on March 12, 2009 was $5.23.

2009	High	Low
First Quarter*	8.90	4.25

2008	High	Low
First Quarter	28.00	12.90
Second Quarter	19.25	12.91
Third Quarter	16.91	11.03
Fourth Quarter	12.44	4.70

2007	High	Low
First Quarter	13.25	8.07
Second Quarter	17.43	12.26
Third Quarter	16.71	11.91
Fourth Quarter	27.58	15.12

2006	High	Low
First Quarter	11.74	7.25
Second Quarter	13.48	9.25
Third Quarter	12.00	8.30
Fourth Quarter	9.50	7.75

* Through March 12, 2009.

Holders of Record

As of February 27, 2009, there were 55 holders of record of our common stock. The transfer agent for the common stock is StockTrans, Inc. The transfer agent’s address is 44 West Lancaster Avenue, Ardmore, PA 19003, telephone (610)-649-7300.

Dividends

We have not paid any cash dividends on our common stock, and we do not currently intend to pay cash dividends in the foreseeable future.

Stock Price Performance Graph

The following chart compares the cumulative total stockholder return on the Company’s shares of Common Stock with the cumulative total stockholder return of (i) the Nasdaq Stock Exchange Market Index and (ii) a peer group index consisting of companies reporting under the Standard Industrial Classification Code 3621 (Motors & Generators):

The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,185,000	$8.32	408,334(1)
Total	1,185,000	$8.32	408,334(1)
(1) Include forfeited options

Equity Repurchases

None.

Issuance of Unregistered Shares

The Company has sold the following securities within the past three years that were not registered under the Securities Act of 1933:

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (the “Subsidiary”), one of the Company’s wholly-owned subsidiary of the Company, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”), of which (i) Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and (ii) Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), consisting of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of Common Stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of Common Stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of Common Stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. The offer and sale of the Notes and Warrants were made in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. The transaction closed on August 30, 2006.

On June 16, 2007, the Company entered into an Asset Purchase Agreement with Harbin Tech Full, Harbin Taifu Auto Electric Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China (“Taifu Auto”) Harbin Tech Full Industry Co., Ltd., a shareholder of the Taifu Auto (“HTFI”), Tianfu Yang, Suofei Xu and Zedong Xu, shareholders of HTFI, and Tianli Yang, a shareholder of both Taifu Auto and HTFI. Pursuant to the terms of the Asset Purchase Agreement, Taifu Auto agreed to sell substantially all of its non-cash assets to Harbin Tech Full. In consideration for the sale of Taifu Auto’s assets, Taifu Auto will receive an aggregate purchase price consisting of (x) a cash payment in the amount of four million dollars ($4,000,000), and (y) 473,354 newly issued shares of the Company’s common stock. Such issuances were made in an offshore transaction pursuant to Regulation S under the Securities Act of 1933.

On June 24, 2008, the Company entered into a Purchase Agreement with certain investors pursuant to which, on June 25, 2008, the Company sold to the investors 3.5 million shares of our common stock, par value $0.00001 per share at $14.13 per share solely to purchasers that qualified as accredited investors without any general solicitation, as defined in Regulation D, for a total aggregate purchase price of $49,455,000. The proceeds were used to pay for the acquisition by Harbin Tech Full Electric Co. Ltd., our wholly-owned subsidiary and a PRC company, of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation.

ITEM 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 and the consolidated balance sheet data presented below as of December 31, 2008, 2007, 2006, 2005, and 2004 are derived from our audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and for the years ended December 31, 2008, 2007 and 2006 have been audited by Moore Stephens Wurth Frazer and Torbet, LLP, an independent registered public accounting firm, and for the years ended December 2005 and 2004 have been audited by Kabani & Company, Inc., an independent registered public accounting firm.

This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2008(a)	2007(b)	2006(c)	2005	2004
Revenue	$120,820,302	$65,402,864	$40,415,777	$23,643,664	$4,858,650
Cost of revenue	(73,343,521)	(32,967,887)	(20,754,282)	(12,083,957)	(2,289,750)

Gross profit	47,476,781	32,434,977	19,661,495	11,559,707	2,568,900
Selling, R&D general and administrative expenses	(13,083,604)	(8,723,685)	(5,667,260)	(1,595,443)	(279,934)

Income (loss) from operations	34,393,177	23,711,292	13,994,235	9,964,264	2,288,966

Net Income	$25,378,699	$16,902,684	$18,438,512	$10,000,158	$2,311,333

Basic earnings per share	$1.25	$0.99	$1.11	$0.67	$0.36

Diluted earnings per share	$1.19	$0.91	$1.01	$0.66	$0.36

Dividends declared per share	—	—	—	—	—

Weighted average number of shares outstanding

Basic	20,235,877	17,082,300	16,600,451	14,934,667	6,355,166

Diluted	21,323,660	18,634,739	18,306,569	15,143,891	6,355,166

Consolidated Balance Sheet Data:

	As of December 31,
	2008	2007	2006	2005	2004
Cash	$48,412,263	$45,533,893	$67,313,919	$5,739,019	$2,210,803
Accounts receivable, net	30,284,080	23,216,543	8,827,799	5,842,840	25,995
Property, plant and equipment	94,931,999	23,858,035	9,219,534	7,783,001	417,965
Total assets	235,488,303	132,649,253	92,958,821	24,795,156	4,083,834
Total current liabilities	20,731,644	4,066,575	2,770,898	192,237	243,040
Total liabilities	60,838,968	48,032,678	47,928,577	192,237	243,040
Total stockholders’ equity	174,649,335	84,616,575	45,030,244	24,602,919	3,840,794

Footnotes to Five-Year Financial Summary

(a) In July 2008, the Company acquired Weihai Hengda Electric Motor (Group) Co., Ltd., a PRC corporation.  The acquisition contributed $27.6 million to total sales and $1.7 million to net income in 2008.

(b) In June 2007, the Company acquired Harbin Taifu Auto Electric Co., Ltd., a PRC corporation through an Asset Purchase Agreement.  The acquisition contributed to the results of operations starting in the quarter ended September 30, 2007.

(c) Net income in 2006 includes non-cash gains of $6.4 million “Change in Fair Value of Warrants” due to an accounting adjustment.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Business—Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

As used in this report, the terms “Company”, “we”, “our”, “us” and “Harbin” refer to Harbin Electric, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Company Overview

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the oil services, factory automation, food processing, packaging industries, mass transportation systems, petrochemical, metallurgical, mining, textile, and agricultural industries. We sell our products principally in China, but also internationally in North America, and to a lesser degree in Southeast Asia and Africa.

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

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as financial difficulty. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventories are stated at cost, not in excess of market using the weighted average cost method. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate such exposure, we require a binding purchase order or a signed agreement by our customer agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

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

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The Company adopted FAS 157 and did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

Change in Accounting Principle

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity without regard to the registration payment arrangement should be reclassified. The transition to the accounting treatment under FSP EITF 00-19-2 is shown in the accompanying financial statements through (1) a cumulative-effect adjustment to the opening balance of retained earnings, as of January 1, 2007 and (2) reclassifying the warrants issued in October 2006 (the “2006 Warrants”) to equity at their fair value on the date of grant. The adjustment totaled $6,353,033 and was equal to the change in fair value of the 2006 Warrants between October 6, 2006, the date they were issued, and December 31, 2006, the last day of the reporting period before adoption of the FSP. Additionally, the warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006. The adoption of FSP EITF 00-19-2 did not have an impact on financial statements prior to 2007.

Recent accounting pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FSP EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued FAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of FAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued FAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FAS 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have a material effect on future acquisitions.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect adoption of FSP FAS 140-3 to have a material effect on its financial condition, cash flows or results of operations.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. FAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, FAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. FAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under FAS 161.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under FAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not have an effect on the Company’s financial condition, results of operations or cash flows.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP shall be effective for annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Executive Summary

The Company’s operating results for 2008 reflect two distinct economic periods. During the first three quarters, business conditions were solid. We achieved results that met or, in some areas, exceeded our expectations. Beginning with the fourth quarter, global economic activity contracted significantly, negatively impacting our businesses beginning in November.  While we saw significant demand growth from our major international customers in the fourth quarter, this was more than offset by softer demand from our domestic customers, particularly in the rotary motor and automobile specialty micro-motor businesses, and the seasonality of oil pump sales. The combined net negative effect resulted in fourth quarter sales dropping below third quarter levels.  The start-up of our Shanghai facility partially was delayed as our customers reacted with great caution to the global financial crisis.

Despite these severe, unfavorable fourth-quarter business conditions, the Company posted an 85% sales increase in 2008 to $120.8 million, and generated a record $25.4 million net income and $42.3 million cash from operations. Excluding the acquisition of Hengda, sales increased by 43% and net income was at a record $23.7 million. Our strong results for 2008 testify to our strategic vision over the past years and reflect the resilience of our business model.

As we begin 2009, we continue to experience soft demand in some areas but see some signs of demand improvement in other parts of our business. For 2009, we expect that our linear motors for subway train cars, the start-up of the Shanghai facility, and volume growth in oil pumps as well as the government’s stimulus package, will drive sales and earnings growth over 2008, although, at a currently hard to judge growth rate. We expect that these positive factors will begin to impact our business in the second half of the year.  In these uncertain times and facing possible further deterioration in global economic conditions, our priority in managing our business through this economic meltdown is to retain our existing business and customers while continue to pursue growth opportunities.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the amounts and the percentage relationship to revenues in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Revenues	$120,820,302	$65,402,864
Gross Profit	47,476,781	32,434,977	39.3%	49.6%

Operating Income	34,393,177	23,711,292	28.5%	36.3%
Net Income	25,378,699	16,902,684	21.0%	25.8%
Income Per Share
Basic	$1.25	$0.99

Diluted	$1.19	$0.91

Revenue

For the year ended December 31, 2008, the Company reported sales of $120.8 million, up 85% compared with sales of 65.4 million in 2007. Total sales consisted of 41% from linear motors and its integrated application systems, 28% from automobile specialty micro-motors, 23% from industrial rotary motors, and 8% from controllers and armatures. For comparison, total sales in 2007 consisted of 56% from linear motors and the integrated application systems, 28% from automobile specialty micro-motors, and 16% from controllers, armatures and other special motors.

The year-over-year sales growth was primarily attributable to the $27.6 million sales from our industrial rotary motor business acquired in July 2008.  Higher sales from the other two core product lines also contributed significantly to the sales growth, with linear motor sales up 36% and automobile specialty micro-motor sales up 87% year-over-year. Excluding acquisition of Hengda in July 2008, revenues from existing products increased to $93.2 million, representing a 43% increase from 2007.

International sales totaled $20.2 million or 17% of total sales in 2008. This compares to international sales of $8.1 million in 2007, representing a 149% growth from the prior year.

Gross Profit

Total gross profits of $47.5 million, which consist of  6% from the acquisition of Hengda and 94% from the existing businesses, were $15.0 million higher in 2008 than in 2007, due principally to higher sales from existing products and newly added sales from Hengda.  The overall gross profit margin was 39.3% in 2008 compared to 49.6% in 2007. The decline in gross profit margin is primarily driven by changes in product mix where sales contribution from our lower margin products including industrial rotary motors and auto specialty micro-motors increased more.  The gross margin for industrial rotary motor products was negatively impacted by higher raw material prices in 2008 compared to 2007.  Excluding the acquisition, the average gross profit margin was 47.8% for 2008.

Operating Expenses

Selling, general and administrative expense (SG&A) of $11.9 million in 2008 was higher than the $7.7 million in 2007, reflecting higher costs associated with increased sales activities such as shipping and handling costs and the addition of administrative costs from the newly acquired company Hengda. Higher depreciation expense and increased auditing, consulting, and legal expense related to the acquisition and Sabanes-Oxley 404 compliance work as well as higher stock based compensation expense contributed to the higher S&A. However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 9.9% in 2008 from 11.7% in 2007.

Operating profits of $34.4 million were $10.7 million higher in 2008 than in 2007, with operating margin 28.5% and 36.3%, respectively for 2008 and 2007.  The decline of operating margin was primarily driven by change in product mix.  Excluding the contribution from Hengda ($1.7 million), operating profits were $32.7 with operating margin at 35.1% in 2008.

Interest Expense (net)

Interest expense, net, of $6.1 million in 2008 decreased from $6.6 million in 2007 reflecting lower average debt balances and lower interest rates on the variable rate 2010 Notes.  Non-cash amortization expense of debt discount and debt issuance cost totaled $5.0 million for both years.  This non-cash item reduced the annual earnings by $0.24 per diluted share in 2008 and $0.27 per diluted share in 2007.

Other Income (net)

Other income, net, totaled $1.6 million in 2008 compared to other expenses, net, of $0.2 million in 2007.  The other income in 2008 mainly consists of income tax rebate from the local government and income from recycling scrap materials and selling production waste.

Income Tax

According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, Harbin Tech Full was exempted from income tax. A reduced income tax rate of 10% has been approved for January 1, 2008 to December 31, 2010, and the local government has approved a 2.5% tax rebate. This rebate is included in Other Income, net. Hengda is subject to the 25% standard income tax rate beginning January 1, 2008.

The income tax provision was $4.5 million in 2008 versus none in 2007. The income tax that Harbin Tech Full began to pay on earnings starting on January 1, 2008 has resulted in a reduction in our growth of net earnings compared to previous periods.

Net Income

Full year 2008 net income totaled $25.4 million ($1.19 per diluted share), compared with net income of $16.9 million ($0.91 per diluted share) in 2007. The acquisition of Hengda contributed $1.7 million to the total net income. Compared with 2007, the benefits of sales growth from new products and the acquisition as well as lower interest expense and higher other income were partially offset by higher SG&A costs and the provision for income taxes that began in 2008. Total weighted average diluted share count at the end of 2008 was 21.3 million compared to 18.6 million at the end of 2007. The increase was mainly due to the 3.5 million common shares issued in June 2008, which resulted in some earnings dilution in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue for 2007 increased by $25.0 million, or 62%, to $65.4 million, compared to sales of $40.4 million in 2006. Total sales consisted of 56% from linear motors and its integrated application systems, 16% from automobile specialty micro-motors, and 28% from controllers, armatures, and other special motors. For comparison, total sales in 2006 consisted of 67% from linear motors and its integrated application systems, 0% from automobile specialty micro-motors, and 33% from controllers, armatures and other special motors.

The 62% year-over-year sales growth were driven by increased sales from our existing customers and from our acquisition of Harbin Taifu Auto Electric Co., Ltd., a manufacturer of automobile specialty micro-motors, which the Company acquired in July 2007. Sales of automobile specialty micro-motors contributed approximately $10.5 million to 2007 revenues, representing 42% of total growth over 2006. The remaining 58% of the growth is attributable to our existing customers that increased the purchases of our linear motors, armature and micro-motor products, and our new product Tower Type Oil Pump launched in 2007. We delivered 13 units of the Tower Type Oil Pump in 2007.

The Company’s products sold directly to markets outside of China have also increased to 12.4% of total sales in 2007 from 3.1% in 2006, reflecting the rapid growth of our international business.

Gross Profit

The Company achieved increased gross profit of $32.43 million in 2007, compared to $19.66 million in 2006, representing a 65% increase, primarily driven by higher sales volume and improved product mix. The overall gross profit margin, as a percentage of revenue, was 49.6% in 2007 compared to 48.6% in 2006. The slight increase in gross profit margin is largely driven by sales growth from our higher margin linear motors including Tower Type Oil Pump. The gross profit margin was 52% for linear motors and 44% for automobile specialty micro-motors. Gross profit margin for our Tower Type Oil Pump was 53%. Changes in raw materials pricing did not have a material impact on our gross margins in either 2007 or 2006.

The overall gross profit margin is expected to decline gradually as the sales of our lower margin automobile micro-motors is expected to increase, due to its expected faster growth than linear motors in the next few years. Additionally, we expect that the overall gross profit margin is likely to be impacted due to the business expansion and broadened product offerings driven by our multifaceted growth strategies. Our long-term objective is to maintain gross profit margins above the respective industry averages. We are confident that our technology focus and our product development capabilities will allow us to stay competitive long term.

Operating Expenses

Our total operating expenses consist of costs associated with research and development (R&D) as well as selling, general and administrative costs (SG&A). SG&A accounts for expenses associated with sales, marketing of the Company’s products, costs of maintaining the Company’s facilities, salaries, as well as amounts allocated to stock based compensation through options grants. The Company incurred total operating expenses of $8,723,685 in 2007, compared to $5,667,260 in 2006. This represents an increase of $3,056,425, or 53.9%, year-over-year, primarily due to higher selling, general and administrative expense offset, partially by lower research and development costs.

Selling, general and administrative expense amounted $7,659,611, or 11.7% of sales, in 2007, compared to $4,175,944, or 10.3% of sales, in 2006. The year-over-year increase in SG&A is primarily due to higher shipping, sales and marketing, and administrative costs, as a result of volume growth and increased sales activity. Additionally, higher consulting, auditing, legal and administrative expenses associated with our listing on NASDAQ beginning in January 2007 contributed significantly to the increase in SG&A costs.

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

Research and development costs were $1.06 million or 1.6% of sales in 2007, compared to $1.49 million or 3.7% of sales in 2006, representing a 28.6% decrease year-over-year. The higher spending on R&D in 2006 was primarily due to the initiation of many new projects including the joint research and development project with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce an urban mass transportation train system driven by linear motors. As we are a technology-oriented manufacturer focusing on innovation and creativity, investing in research and development is an important part of our business strategy. Going forward, our R&D spending could increase to support the future growth of the company. As a percent of sales, we expect the R&D spending to remain in the 3% to 5% range.

However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 13.3% in 2007 from 14.0% in 2006, reflecting the Company’s cost control efforts and improved efficiency given the substantial year-over-year revenue growth.

The Company achieved a 69% year-over-year growth in operating profit, which was $23.71 million in 2007 compared to $13.99 million in 2006. The significant growth in operating profit is primarily attributable to our sales growth. Operating margin for 2007 was 36.3%, up from 34.6% in 2006, reflecting mainly changes in product mix.

Interest Expense (net)

Net interest expense for 2007 was $6.62 million compared to net interest expense of $2.45 million for 2006. The increase in net interest expense is primarily because the Company paid a full year interest expense in 2007 on the $50 million debt issued in August 2006. The interest expense in 2007 was offset by $1.81 million interest income earned on cash deposits and an interest rate swap agreement with Merrill Lynch signed in April 2007.

The net interest expense also includes non-cash amortization expense of debt discount on the 2010 Notes and 2012 Notes, which totaled $4,532,132 and $1,510,711, respectively, in 2007 and 2006. This non-operating charge reduced the annual earnings by $0.24 per diluted share in 2007 and $0.08 per diluted share in 2006. As of December 31, 2007, the unamortized debt discount totaled $16,878,269.

Non-operating Income

The Chinese government makes research and development grants to all new technology and innovative manufacturers. The grant received from the government was recorded as additional paid in capital. The Company received $764,163 (RMB 5.8 million) in 2007 to support our participation in the urban mass transportation railway system project, while for 2006, the grant was $0. The grant income can be continuous but the Company cannot forecast or control amounts to be received.

Change in Fair Value of the Warrants

Due to the change in accounting principle as discussed above, the Company made an adjustment for 2006 in the carrying value of the 2006 Warrants. The adjustment totaled $6,353,033 and was equal to the change in fair value of the 2006 Warrants between October 6, 2006, the date they were issued, and December 31, 2006, the last day of the reporting period before adoption of the change in accounting principle. Additionally, the 2006 Warrants were reclassified as equity at $22,921,113, their fair value on October 6, 2006.

The non-cash adjustment increased the net income by approximately $6.35 million for 2006 while this non-cash income is absent for 2007. Excluding this non-cash item, the net income for 2006 would have been $12.09 million versus the reported $18.44 million.

Net Income

Net Income for 2007 was $16.90 million ($0.91 per diluted share) compared to $18.44 million ($1.01 per diluted share) for 2006. However, the 2006 net income includes non-cash income of approximately $6.35 million as a result of an accounting adjustment in fair value of the warrants due to changes in accounting principle, while this non-cash income is absent for 2007. This accounting adjustment increased the net earnings by $0.35 per diluted share in 2006.

Excluding the 2006 accounting adjustment, 2007 net income of $16.90 million ($0.91 per diluted share) increased 40% over 2006 net income of $12.09 million ($0.66 per diluted share). This increase in net income was mainly due to sales to new customers, new products, and increased sales to our existing customers, especially the sales of our automobile specialty micro-motors and the Tower Type Oil Pump products. Our weighted average diluted shares were 18,634,739 in 2007 compared to 18,306,569 for 2006. The increase was mainly driven by increased options and warrants exercised in 2007.

Liquidity and Capital Resources

A major factor of the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in debt or capital markets, which supports major acquisitions and capital investments for our business growth.

Our liquidity position remains strong, supported by approximately $48.4 million cash and cash equivalents at the end of 2008, compared to 45.5 million at the end of 2007. Cash generated from operations and financing activities fully supported the needs of our working capital, capital investments, and acquisition in 2008. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements.

Cash provided by operations totaled $42.3 million in 2008, compared with $9.1 million for 2007. The major components of cash provided by operations are net earnings from operations adjusted for non-cash income and expense items and changes in working capital. Cash provided by operations increased by $33.2 million in 2008 versus 2007. Financing activities in 2008 included cash proceeds of $46.3 from selling 3.5 million shares of stock and $2.0 million from conversion of warrants and options. We used approximately $53.3 million for acquisition of Hengda and $4 million to repay the 2010 Notes. Capital spending from operations for 2008 totaled approximately $32.8 million, compared to $36.6 million for 2007.  The capital spending in both periods reflects primarily the investments in the construction of our Shanghai facility and purchases of new equipment.

On June 24, 2008, we entered into a Purchase Agreement (the “Purchase Agreement”), with certain investors (the “Investors”), pursuant to which, on June 25, 2008, we sold to the Investors 3.5 million shares of our common stock, par value $0.00001 per share (the “Shares”) at $14.13 per share for a total aggregate purchase price of $49,455,000 (the “Purchase Price”), in a transaction exempt from registration under the Securities Act of 1933, as amended.

On August 29, 2006, the Company, AEM, Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006. Interest on the Notes is payable semi-annually in arrears, commencing March 1, 2007.

The Notes are governed by an indenture, dated August 30, 2006, entered among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes. Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

As security for the Notes, we and The Bank of New York, as collateral agent, entered a share pledge agreement, dated August 30, 2006, to secure the Notes by pledge of all of the shares of AEM common stock held by us.

The 2010 Notes bear interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 4.75%. The six month LIBOR rate was 3.1125% as of September 1, 2008 compared to 2.8625% as of March 1, 2008. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at a price equal to 100% of such principal amount.  We made $4 million principle payment in 2008 and another $2 million principle payment in March 2009 for the 2010 Notes.

The 2012 Notes bear interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amounts of $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount.

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

On August 25, 2006 the Company’s subsidiary Harbin Tech Full signed an R&D Agreement with IEECAS. Under the R&D Agreement with IEECAS, Harbin Tech Full is obligated to invest approximately $2.19 million (of which approximately $1.46 million previously has been paid) during a period ending in early 2009. On September 8, 2006 the Company’s subsidiary Harbin Tech Full signed a Land Use Agreement for a plot of land in Shanghai. Harbin Tech Full is obligated to make an additional fee payment of approximately $0.85 million (the timing of which is dependent upon completion of certain regulatory applications and receipt of a regulatory permit for work commencement) as well as to invest approximately $16.5 million in site investments.  As of December 31, 2008, the Company has invested approximately $70 million in Harbin Tech Full’s plant construction in Shanghai.

Liquidity and Capital Resources Outlook

The Company expects to be able to meet projected capital expenditures, service existing debt and meet working capital requirements during 2009 through current cash balances and cash from operations, supplemented as needed by financing activities including obtaining short-term bank loans from banks in China for our working capital needs.  Capital spending for 2009 is targeted at approximately $30-40 million primarily for investments in expanding our capacity for expected launch of new products in Shanghai and Harbin facilities as well as improving technology and manufacturing efficiency in Hengda.

The Company has $6.4 million of debt repayment obligations in 2009 toward our 2010 Notes and 2012 Notes. In March 2009, the Company used $2 million of cash to make scheduled repayment toward the 2010 Notes.

The Company was in compliance with its debt covenants at December 31, 2008. The Company’s debt covenants require the maintenance of the "Consolidated Tangible Net Worth Threshold" and a “Fixed Charge Coverage Ratio”.  Consolidated Tangible Net Worth Threshold, as defined in the covenants, shall be equal to $25.0 million from the debt issue date until the first annual anniversary thereof, and at each annual anniversary of the debt issue date shall increase by an amount equal to $10.0 million. Fixed Charge Coverage Ratio shall be maintained at above 1.25 to 1, which means, as defined, (a) EBITDA for the most recent four consecutive fiscal quarters minus cash capital expenditures for such period minus the positive amount of any decrease in working capital during such fiscal year (or plus the amount of any increase in working capital during such fiscal year, as the case may be) to (b) the Fixed Charges. "Fixed Charges", as defined in the covenants, means the sum of (a) the Consolidated Interest Expense for such period that is anticipated to accrue during a period consisting of the Fiscal Quarter in which such determination date occurs and the three Fiscal Quarters immediately subsequent thereto, (b) the principal amount of consolidated Financial Covenant Debt having a scheduled due date during such period and (c) all cash dividends payable on Capital Stock in respect of such period. The calculation excludes certain items as defined in the covenants.

At December 31, 2008, the Company’s Consolidated Tangible Net Worth was $156 million, and the Fixed Charge Coverage Ratio was 2.57.  Net worth is defined in the covenants as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges.

For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense.

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

The fair value of this swap agreement was a payable of $5.8 million on December 31, 2008 and $10.8 million on December 31, 2007. From the December 31, 2007 to December 31, 2008, changes in fair value of the swap resulted in other comprehensive income of $5.1 million and a decrease in liabilities. From the December 31, 2006 to December 31, 2007, changes in fair value of the swap resulted in other comprehensive loss of $10.8 million and an increase in liabilities.

The Company accounts for this swap in accordance with FAS 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. Accordingly, changes in the fair value are reported in accumulated other comprehensive income, net of related income tax effects.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Harbin Electric Inc. and Subsidiaries
As of December 31, 2008

Contractual obligations	Total	Less than 1yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt Obligations - 2012 Notes	$38,000	$2,400	$27,600	$8,000	$0
Long-Term Debt Obligations - 2010 Notes	$8,000	$4,000	$4,000	$0	$0
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Purchase Obligations	$0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$0
Total	46,000	6,400	31,600	8,000	0

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Exchange Risk

We currently conduct substantially all of our operations through our PRC subsidiaries. The functional currency of our PRC subsidiaries is the Chinese RMB. The financial statements of our Chinese subsidiary are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses, and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

As the majority of our net revenue, 87% of consolidated costs and expenses, and substantially all of our assets are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available. In addition, the appreciation of the RMB could make our customers’ products more expensive to purchase, because some of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results.

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

The PRC government imposes control over the conversion of RMB, into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Between 1994 and 2004, the exchange rate for RMB against the U.S. dollar remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar.

Since a significant amount of our future revenues are expected to be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB with respect to foreign exchange transactions.

We recognized a foreign currency translation adjustment of $9.5 million and $7.2 million as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.82 RMB to $1.00 USD as compared to 7.29 RMB at December 31, 2007. The equity accounts were stated at their historical rate. The average translation rates applied to the income and cash flow statement amounts for the years ended December 31, 2008 and 2007 were 6.94 RMB and 7.59 RMB to $1.00 USD, respectively. Other than with respect to the 2012 Notes, we do not hedge our exposure to foreign exchange risk; as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the 2010 Notes and 2012 Notes, as described under Liquidity and Capital Resources. Our future interest expense will fluctuate in line with any change in our borrowing rates and therefore affect our cash flows and results of operations.

Derivative Instrument

To mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with the 2012 Notes, in 2007, the Company entered a cross-currency interest rate swap agreement, as described under Liquidity and Capital Resources – Cross-currency interest rate hedge.

Inflation

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.9%, 4.8% and 1.5% in 2008, 2007 and 2006, respectively.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

We believe that inflation has not had a material impact on the Company's operations in recent years.

Concentration of Credit Risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2008 and 2007, the Company had deposits in excess of federally insured limits totaling $47,783,767 and $45,228,035, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Three major customers accounted for approximately 43% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively.  At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable. Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounted for 20%, 20%, 13%, 10% and 9%, respectively. At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable. Four major customers accounted for 82% of the net revenue for the year ended December 31, 2006, with each customer individually accounting for 29%, 22%, 18% and 13%, respectively. At December 31, 2006, the total receivable balance due from these customers was $7,673,736, representing 88% of total accounts receivable. Because of our dependence on a few key customers, the loss of any key customer, or a significant reduction in sales to any such customers, or any failure of payment by these customers could adversely affect our revenues.

We depend on a few key suppliers to provide the raw materials and key component parts for the manufacture of our products. And adverse changes in such supply or the costs of raw materials may adversely affect our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations. Two major vendors provided approximately 39% of the Company’s purchases of raw materials for the period ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five vendors provided 80% of the Company’s purchase of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $1,055,730 and $0 at December 31, 2008 and 2007, respectively.

ITEM 8. Financial Statements and Supplementary Data

The management of the Company is responsible for the preparation of the consolidated financial statements in this Annual Report on Form 10-K and for establishing and maintaining adequate internal controls over financial reporting. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which are considered appropriate to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report on Form 10-K.

The consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 prepared in response to this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1. They have been audited by Moore Stephens Wurth Frazer and Torbet, LLP, an independent registered public accounting firm. During its audits, Moore Stephens Wurth Frazer and Torbet, LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

Sales Distribution by Product Lines and Percentage of International Business

The following table sets forth the percentage of revenues by our major product lines and the percentage of our international business for the years ended December 31, 2008, 2007 and 2006.

Product Line	Percent of Total Revenues (%)
	2008	2007	2006
Linear Motors and Related Systems	41%	56%	67%
Specialty Micro-Motors	28%	28%	0%
Rotary Motors	23%	0%	0%
Others	8%	16%	33%
Total	100%	100%	100%

International Business	17%	12%	3%

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

Not applicable.

ITEM 9 A. Controls and Procedures

(a) Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. These controls are designed under the supervision of the Company's CEO and CFO to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors;

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements: and

4. Provide reasonable assurance as to the detection of fraud.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, management has made a comprehensive review, evaluation and assessment of the effectiveness of the Company's internal control over financial reporting. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management excluded Weihai Hengda Electric Motor Co. Ltd. (“Hengda”) from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company during 2008.  Hengda is a wholly owned subsidiary of the Company and represents 22%, 22%, and 6.5% of the Company’s consolidated total assets, total revenue, and net income as of and for the year ended December 31, 2008.

Based on our evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our internal controls over financial reporting is effective.

Our independent registered public accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP, with direct access to our Board of Directors through our Audit Committee, has audited our consolidated financial statements and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included in this Annual Report on Form 10-K.

(c) Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee may report suspected violations of law or our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of three independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.  We have engaged an external consultant firm who has helped us to establish our internal control process over financial reporting and has continued to help us to assess and improve the effectiveness of our internal control over financial reporting.

(d) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harbin Electric, Inc.

We have audited Harbin Electric, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded Weihai Hengda Electric Motor Co. Ltd. (“Hengda”) from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company during 2008.  Hengda is a wholly owned subsidiary of the Company and represents 22%, 22%, and 6.5% of the Company’s consolidated total assets, total revenue, and net income as of and for the year ended December 31, 2008.

In our opinion, except for the effects of omission discussed in the preceding paragraph, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 12, 2009 expressed an unqualified opinion.

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 12, 2009

ITEM 9B. Other Information.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title	Director Since
Tianfu Yang	47	Chief Executive Officer and Chairman of the Board of Director	January 24, 2005
Zedong Xu	39	Chief Financial Officer	January 24, 2005
Ching Chuen Chan (3)	73	Independent Director	February 1, 2005
Patrick McManus (1)(2)(3)	54	Independent Director	February 1, 2005
David Gatton (1)(2)(3)	55	Independent Director	February 1, 2005
Feng Bai (1)(2)	38	Independent Director	October 12, 2006
Yunyue Ye	57	Independent Director	October 12, 2006
Tianli Yang	45	Vice President	January 24, 2005
Lanxiang Gao	56	Director	September 26, 2008
Christy Shue	45	Executive Vice President & Corporate Secretary	December 15, 2007

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating and Corporate Governance Committee.

Tianfu Yang, Chairman & Chief Executive Officer – Since May 2003, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until now, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was the President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Helongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. From 1978 to 1979, he was a professional member in the Heilongjiang Province Aeromodelling Team, twice becoming free-style aeromodelling champion in national competition. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also a Deputy representing Heilongjiang Province to the 11th National People’s Congress (NPC).

Zedong Xu, Chief Financial Officer – Since 2003, Mr. Xu has been the Chief Financial Officer of Harbin Tech Full Electric Co, Ltd. From 2000 until present, he has been the CFO of Harbin Tech Full Industry Co., Ltd. From September 1998 to 2000, he was employed as the Chief Financial Officer for Harbin WanDa Electrical home appliances. From 1996 to 1998, Mr. Xu worked as a financial manager for Harbin High Technology Torch Daya Real Estate Co., Ltd. Mr. Xu Zedong is a qualified CPA under China’s accountancy program. He graduated in 1992 from Harbin Electrical Engineering College with a BA in Project Management.

Chan Ching Chuen, Board Member, Chairman of Nominating Committee - Mr. Chan is an Honorary Professor at Hong Kong University's Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions such as University of Hong Kong, University of California Berkeley and Davis, Zhejiang University, Grenoble Polytechnic, France, Massachusetts Institute of Technology, USA and Tsing Hua University, Beijing among others. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Past Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE, Past President of the Hong Kong Institution of Engineers. He was awarded the IEE International Lecture Medal in 2000 and lecturing on electric vehicles worldwide. In 2001, he was selected as one of Asia's Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as advisor to government agencies. Mr. Chan graduated from Tsing Hua University in 1959 with an MSc in Electrical Engineering later achieving his PhD in 1982 from University of Hong Kong. From 1959 through 1966, Mr. Chan started his career lecturing at China University of Mining & Technology. From 1967 to 1976, he was Electrical Machines Designer in Shanghai. He was awarded the Doctor of Technology honoris causa from Loughborough University, U.K. in 2008.

Patrick McManus, Board Member, Chairman of Audit Committee - Mr. McManus brings over 25 years of experience in business, finance and law to Harbin Electric. He was elected Mayor of the City of Lynn, Massachusetts in 1992 and served in this position until his retirement to the private practice of law and accounting in 2002. While serving the City of Lynn as its Mayor, he was elected a member and trustee of the Executive Committee of the U.S. Conference of Mayors (“USCM”) with responsibility for developing policy for the USCM. He also served as the Chairman of the USCM Science and Technology Subcommittee, the Urban Water Council, and as a member of  the USCM Audit Committee. Mayor McManus started his career in business with the General Electric Company in 1979, and was a Professor of Business and Finance at Salem State College in Massachusetts. Mayor McManus is an expert on China. He was instrumental in establishing a close alliance as well as coordinating a regular exchange of visits by members of the U.S. Conference of Mayors and the China Association of Mayors. Mr. McManus has been a Certified Public Accountant since 1985. Mr. McManus received his Juris Doctorate from Boston College Law School and an M.B.A from Suffolk University.

David Gatton, Board Member, Chairman of Compensation Committee - Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies 13 for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College, and a Master’s degree from Harvard University.

Feng Bai, Board Member - Mr. Bai founded Lighthouse Consulting Ltd. in Hong Kong in February 2003 and has been its Managing Director since its founding. Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in China. Since 1999, Mr. Bai has been involved in the trading and distribution business in China. From 1997 to 1999, Mr. Bai was employed by the investment banking division of Banco Santander, focusing on clients and transactions in Asia. Mr. Bai received his M.B.A. degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a B.S. in Finance/Investment and International Business Administration.

Yunyue Ye, Board Member - Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University, where he has taught for the past seven years. Mr. Ye also currently serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the China Electrotechnical Society. Mr. Ye graduated from Zhejiang University in 1978.

Tianli Yang, Vice President - Since January 2005, Tianli Yang has been Vice President of Harbin Electric. From 2003 until now, he was the vice president of Harbin Tech Full Electric Co., Ltd. From 2000 until now, Mr. Yang has been the Vice President of Harbin Tech Full Industry Co., Ltd. From 1985-2000 he was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Heilongjiang University in 1985 with a BA in Chinese Language & Literature.

Lanxiang Gao, Board Member – Ms. Gao joined the Company in September 2007 as Chief Operating Officer of Shanghai Tech-Full Electric Co., Ltd., a wholly owned subsidiary of the Company. Ms. Gao worked as an engineer for Shanghai No.21 Research Institute, a research and development institution under the state-owned China Electronics Technology Group for over 30 years. She managed a development and production project of office automation motors in collaboration with Sankyo Seiki, Inc. of Japan for 10 years and served as the Senior Engineer managing micro motor research and development, with a focus on the development of specialty micro-motors of automobile seats for two years. Ms. Gao has won numerous government sponsored Science & Technology Progress Awards including a First Place Prize due to her outstanding contributions in the research and development of electric motors. Ms. Gao graduated from Zhejiang University, China with a major in Electrical Engineering.

Christy Y. Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary – Ms. Shue joined Harbin Electric on December 15, 2007. Prior to joining the Company, she was a Vice President and a Senior Investor Relations Consultant at Christensen, an Investor Relations advisory firm, advising U.S. listed Chinese Companies on managing capital market related issues including investor relations, corporate governance, disclosure, and investor communications. Prior to joining Christensen, Ms. Shue was Manager, Investor Relations for International Paper, serving as one of the company's spokespersons since 2003 to craft and communicate the company's messages to the financial community. Ms. Shue also has extensive experience in financial analysis and planning, financial accounting, and marketing research, having worked in various divisions and functions during her career with International Paper.  Ms. Shue holds a Ph.D. in chemistry from Purdue University and an M.B.A. in finance/international business from the Stern School of Business, New York University. She earned her Bachelor of Science degree from Sichuan University, China.

CORPORATE GOVERNANCE

Board of Directors

We have seven members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist and advise the Board of Directors with respect to identifying individuals qualified to become members of the Board of Directors, evaluating the overall functioning and performance of the Board of Directors and its committees and developing and overseeing a set of corporate governance guidelines for the Company. Patrick McManus, David Gatton and Ching Chuen Chan are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on August 26, 2008, as amended on September 16, 2008, for its Annual Meeting of Stockholders, which was held on September 26, 2008. A copy of our Nominating and Corporate Governance Committee Charter can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee

The Compensation Committee evaluates and determines the salaries and incentive compensation for our officers. The function of the Compensation Committee is to evaluate and determine the compensation levels of the Company’s Named Executive Officers, including the Chief Executive Officer; and the equity allocations relating to the Company’s equity programs. Patrick McManus, Feng Bai, and David Gatton are members of our Compensation Committee. The Compensation Committee Charter was amended on January 22, 2009, a copy of which is filed with this report as Exhibit 99.1. A copy of our Amended and Restated Compensation Committee Charter can also be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2008 consisted of David Gatton, Feng Bai and Patrick McManus. Each of these members are considered “ independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors. The audit committee assists the Board of Directors in its oversight of the Company’s financial reporting process. The Audit Committee is directly responsible for the appointment, retention and termination of the independent accountants. The Audit Committee reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. A copy of our Audit Committee Charter can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Patrick McManus is the “audit committee financial expert” and is an independent member of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2008, all of the executive officers and board of directors complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except that:

Mr. Bai Feng did not timely file a Form 4 reflecting the exercise of 20,000 warrants of the Company and obtaining 20,000 shares of common stock of the Company on July 16, 2008. Mr. Feng subsequently filed a Form 4 on August 26, 2008 reflecting the exercise of his warrants.

CODE OF ETHICS

We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions.  A copy of our Code of Ethics is filed as Exhibit 14.1 to our 2005 Annual Report on Form 10-KSB and is available on our website www.harbinelectric.com. Our Code of Ethics can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This compensation discussion describes the overall compensation practices at the Company and specifically describes the compensation for the following named executive officers (“Named Executive Officers”):

•	Tianfu Yang, Chairman and Chief Executive Officer
•	Zedong Xu, Chief Financial Officer
•	Tianli Yang, Vice President
•	Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary

The Board of Directors appointed the Compensation Committee of our Board of Directors to evaluate and determine the compensation programs of the Company’s Named Executive Officers, including the Chief Executive Officer and the Chief Financial Officer.

Compensation Philosophy and Objectives

Our primary goal with respect to our compensation programs has been to attract and retain the most talented and dedicated employees in key positions in order to compete effectively in the market place, successfully execute our growth strategies, and create lasting shareholder value. The Compensation Committee evaluates both individual and Company performance when determining the compensation of our executives. Our executives’ overall compensation is tied to the Company financial and operational performance, as measured by revenues and net income, as well as to accomplishing strategic goals such as merger and acquisitions and fund raising. The Compensation Committee believes that a significant portion of our executive’s total compensation should be at-risk compensation that is linked to stock-based incentives to align their interests with those of shareholders.

Additionally, the Compensation Committee has determined that an executive officer who is a Chinese national and is based in China will be entitled to a locally competitive package and an executive officer who is an expatriate or who is based in the U.S. will be paid a salary commensurate with those paid to the executives in the U.S. The Compensation Committee evaluates the appropriateness of the compensation programs annually and may make adjustments after taking account the subjective evaluation described previously.

We apply our compensation policies consistently for determining compensation of our Chief Executive Officer as we do with the other executives. The Compensation Committee assesses the performance of our Chief Executive Officer annually and determines the base salary and incentive compensation of our chief executive officer.

Our Chief Executive Officer is primarily responsible for the assessment of our other executive officers’ performance. Ultimately, it is the Compensation Committee’s evaluation of the chief executive officer’s assessment along with competitive market data that determines each executive’s total compensation.

Elements of Our Executive Compensation Programs

Base Salary. All full time executives are paid a base salary. Base salaries for our named executives are set based on their professional qualifications and experiences, education background, scope of their responsibilities, taking into account competitive market compensation levels paid by other similar sized companies for similar positions and reasonableness and fairness when compared to other similar positions of responsibility within the Company. Base salaries are reviewed annually by the Compensation Committee, and may be adjusted annually as needed.

Annual Bonuses. The Company does not pay guaranteed annual bonuses to our executives or to employees at any level because we emphasize pay-for-performance. The Compensation Committee determines cash bonuses towards the end of each fiscal year to award our executive officers including our Chief Executive Officer and Chief Financial Officer based upon a subjective assessment of the Company’s overall performance and the contributions of the executive officers during the relevant period.

Equity Incentive Compensation. A key element of our pay-for-performance philosophy is our reliance on performance-based equity awards through the Company’s stock option plan. This program aligns executives’ and shareholders’ interests by providing executives an ownership stake in the Company. Our Compensation Committee has the authority to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the Compensation Committee determines in its sole discretion. The Compensation Committee reviews each executive’s individual performance and his or her contribution to our strategic goals and determines the amount of stock options to be awarded towards the end of the fiscal year. The Compensation Committee grants equity incentive compensation at times when there are not material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. The exercise price is the closing market price on the date of the grant.

Service-Based Stock Option Awards and Severance Plan. In certain circumstances, the Compensation Committee makes service-based stock option awards to retain key employees, recruit new senior-level executives, or recognize a significant promotion. Service based stock option awards are used infrequently and can be awarded any time during the year. Occasionally a severance plan is provided to retain or recruit a top executive talent at the sole discretion of the Compensation Committee.

Other Compensation. We provide our executives with certain other benefits, including reimbursement of business and entertainment expenses, health insurance, vacation and sick leave plan. The Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits as it deems necessary. We believe that these benefits are typically provided to senior executives of similar companies in China and in the U.S.

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each Named Executive Officer.

	Year	Salary (Cash) ($)	Bonus (Cash) ($)	Option Awards ($)	All other compensation(1) ($)	Total ($)

Tianfu Yang, CEO	2008	26,470	0	45,784(3)	0	72,254
	2007	23,715	0	47,784(2)	0	71,499
	2006	10,460	0	35,838(1)	0	46,298

Zedong Xu, CFO	2008	15,882	0	31,856(3)	0	47,738
	2007	14,229	0	31,856(2)	0	46,085
	2006	10,460	0	23,892(1)	0	34,352

Tianli Yang, Vice President	2008	15,882	0	31,856(3)	0	47,738
	2007	14,229	0	31,856(2)	0	46,085
	2006	10,460	0	23,892(1)	0	34,352

Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary	2008	70,360	0	573,484(3)	39,240(4)	683,084
	2007	4,171	0	430,115(2)	0	434,286

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006. [See Note 17 of consolidated financial statements for assumptions made in the valuations.]

(2) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. [See Note 17 of consolidated financial statements for assumptions made in the valuations.]

(3) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008. [See Note 18 of consolidated financial statements for assumptions made in the valuations.]

(4) Such amount represented reimbursement of apartment and leased car expenses.

Grant of Plan Based Awards

No grant of any award pursuant to the Company’s 2005 Stock Option Plan was made in 2008.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable		Option Exercise Price ($)	Option Expiration Date
Tianfu Yang, CEO	27,500	2,500	(1)	$8.10	2/ 6/11
Zedong Xu,CFO	18,333	1,667	(2)	$8.10	2/ 6/11
Tianli Yang, Vice President	18,333	1,667	(3)	$8.10	2/ 6/11
Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary	121,333	138,667	(4)	15.60	12/15/12

(1) Mr. Tianfu Yang received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, 27,500 of which vested and were exercisable as of December 31, 2008.

(2) Mr. Zedong Xu received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 18,333 of which vested and were exercisable as of December 31, 2008.

(3) Mr. Tianli Yang received a stock option grant of 20,000 shares in February 2006 at an exercise price of $8.10 per share, 18,333 of which vested and were exercisable as of December 31, 2008.

(4) Ms. Christy Shue received a stock option grant of 260,000 shares in December 2007 at an exercise price of $15.60 per share, 121,333 of which vested and were exercisable as of December 31, 2008.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year-End Values

There were no options exercised by the Named Executive Officers in 2008.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Employment Contract

We have employment contracts with our employees. Employment contracts are designed to adhere to both State and Provincial employment and social security regulations under applicable Chinese or the U.S. law. We have signed confidentiality agreements with all of our employees.

On November 26, 2007, in connection with the Employment Agreement dated November 27, 2007 between the Company and Christy Young Shue, the Company’s Executive Vice President of Finance and Investor Relations, the Company granted options (the “Options”) to purchase 260,000 shares of the Company’s Common Stock, at an exercise price $15.60, the closing price on November 26, 2007. One-fifth (1/5) of the options (52,000 shares) vested immediately. The remaining options vest over a 3-year period, with 13.33% shares vesting on the 180th day of the effective date of the Employment Agreement, and the balance vesting thereafter on a semi-annual basis over the course of the following three (3) years.

Potential Payment Upon Termination of Change in Control
In the event Ms. Shue's employment is terminated without cause, she will be eligible to receive any base salary earned to the date of termination, a severance amount equal three (3) times her current base salary in effect on the date of termination and the immediate vesting of any unvested options.

Director Compensation

The following table summarizes compensation that our directors earned during 2008 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)		All Other Compensation ($) (1)	Total ($)
Ching Chuen Chan	24,000	0	(2)	0	24,000
David Gatton	36,000	0	(3)	0	36,000
Patrick McManus	36,000	0	(4)	0	36,000
Feng Bai	24,000	0		0	24,000
Yunyue Ye	0	0		0	0
Lanxiang Gao	0	0	(5)	0	0

(1) The aggregate amounts of perquisites and other personal benefits paid to the Company’s directors did not exceed $10,000.

(2) During the fiscal year ended December 31, 2005, Mr. Ching Chuen Chan received a stock option award of 50,000 shares at an exercise price of $3.10 per share all of which have vested and are currently exercisable. In 2008, Mr. Ching Chuen Chan exercised 25,000 shares of options in a cash transaction.

(3) Mr. David Gatton received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 9,167 of which vested and were exercisable as of December 31, 2008.  During the fiscal year ended December 31, 2005, Mr. David Gatton received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable. In 2008, Mr. Gatton exercised 5,000 shares of options in a cashless transaction.

(4) Mr. Patrick McManus received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, 9,167 of which vested and were exercisable as of December 31, 2008.  During the fiscal year ended December 31, 2005, Mr. Patrick McManus received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are currently exercisable. In 2008, Mr. McManus exercised 10,000 shares of options in a cashless transaction.

(5) Ms. Lanxiang Gao received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, 27,500 of which vested and were exercisable as of December 31, 2008. Ms. Gao received her stock options as compensation for serving as the Chief Operating Officer of Shanghai Tech Full Electric Co., Ltd, a wholly owned subsidiary of Harbin.

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

On September 26, 2005, in connection with an employment agreement, the Company granted options (the “Options”) to purchase 250,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price $3.93, the closing price on September 23, 2005. One-fifth (1/5) of the Options (50,000 shares) has vested immediately upon granting. The remaining Options shall vest over a 3-year period, with 13.33% (33,333 shares) vesting on the 180th day from September 26, 2005, and the balance vesting thereafter on a semi-annual basis, proportionately over the course of the following three (3) years. Due to the termination of this employment agreement, 66,667 shares of these options have been forfeited.

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

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were Patrick McManus, Feng Bai, and David Gatton. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2008.

The members of the Compensation Committee are:

David Gatton, Chairman
Patrick McManus
Feng Bai

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i)	each person known to beneficially own more than five percent of our common stock;

(ii)	each of our directors, nominees, and executive officers; and

(iii)	all of our directors and executive officers as a group.

The number of shares beneficially owned by each director, nominee or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly) shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner**	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang	9,653,354	(2)	43.68%

Common Stock	Tianli Yang	520,000	(3)	2.35%

Common Stock	Zedong Xu	370,000	(4)	1.67%

Common Stock	Ching Chuen Chan	61,000	(5)	*

Common Stock	Patrick McManus	57,606	(6)	*

Common Stock	David Gatton	55,000	(7)	*

Common Stock	Feng Bai	86,667	(8)	*

Common Stock	Yunyue Ye	45,000		*

Common Stock	Lanxiang Gao	141,657	(9)	*

Common Stock	Christy Shue	121,333	(10)	*

Common Stock	Shares of all directors and executive officers as a group (11 persons)	11,111,617	(11)	50.27%

Common Stock	First Wilshire Securities Management, Inc. 1224 East Green Street Suite 200 Pasadena, CA 91106	1,152,742	(12)	5.22%

Common Stock	Citadel Equity Fund Ltd. 131 S. Deaborn St. 32nd Fl. Chicago, IL 60603	1,795,543	(13)	8.12%

* Indicates less than one percent.
** The address of each director, nominee, and executive officer is c/o Harbin Electric, Inc., No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060.

(1)	Based on 22,102,078 shares of common stock outstanding as of February 27, 2009.

(2)
Includes options to acquire 30,000 shares of common stock exercisable within 60 days of February 27, 2009. Also includes 2,950,000 shares of common stock owned by Hero Wave Investments Limited, a British Virgin Islands company (“Hero”). Mr. Yang is the sole owner of the equity of Hero and has voting and dispositive control over the shares of common stock held by Hero.

(3)
Includes options to acquire 20,000 shares of common stock exercisable within 60 days of February 27, 2009. Also includes 500,000 shares of common stock owned by Sea Giant Investments Limited, a British Virgin Islands company (“Sea Giant”). Mr. Yang is the sole owner of the equity of Sea Giant and has voting and dispositive control over the shares of common stock held by Broad Globe.

(4)
Includes options to acquire 20,000 shares of common stock exercisable within 60 days of February 27, 2009. Also includes 350,000 shares of common stock owned by Victory Lake Investments Limited, a British Virgin Islands company (“Victory Lake”). Mr. Xu is the sole owner of the equity of Victory Lake and has voting and dispositive control over the shares of common stock held by Victory Lake.

(5)	Includes options to acquire 25,000 shares of common stock exercisable within 60 days of February 27, 2009.

(6)	Includes options to acquire 50,000 shares of common stock exercisable within 60 days of February 27, 2009, all of which are held by Mr. McManus' wife, Debra L. McManus.

(7)	Includes options to acquire 55,000 shares of common stock exercisable within 60 days of February 27, 2009, of which 30,000 shares are held by Mr. Gatton’s wife, Jillian F. McNamara.

(8)	Includes 86,667 shares held by Lighthouse Consulting Limited, an affiliate of Mr. Bai Feng, who may be deemed to beneficially own the shares.

(9)	Includes options to acquire 30,000 shares of common stock exercisable within 60 days of February 27, 2009.

(10)	Includes options to acquire 121,333 shares of common stock exercisable within 60 days of February 27, 2009.

(11)	Includes aggregate options to acquire 333,833 shares of common stock in each case exercisable within 60 days of February 27, 2009.

(12)
First Wilshire Securities Management, Inc. (“First Wilshire”) filed an amendment to its Schedule 13G with the Securities and Exchange Commission on February 13, 2009 in which it reported beneficial ownership of 1,152,742 shares of common stock, consisting of sole voting power over 434,688 shares of common stock and sole dispositive power over 1,152,742 shares of common stock.

(13)
Citadel Limited Partnership, an Illinois limited partnership (“CLP”), Citadel Investment Group, L.L.C., a Delaware limited liability company (“CIG”), Citadel Investment Group (Hong Kong) Limited, a Hong Kong company (“CIGHK”), Kenneth Griffin, a natural person (“Griffin”), Citadel Wellington LLC, a Delaware limited liability company (“CW”), Citadel Kensington Global Strategies Fund Ltd., a Bermuda company (“CKGSF”) and Citadel Equity Fund Ltd., a Cayman Islands company (“CEF,” and collectively, together with CLP, CIG, CIGHK, Griffin, CW and CKGSF, the “Citadel Group”) filed an amendment to its Schedule 13G with the Securities and Exchange Commission (the “SEC”) on February 17, 2009 in which the Citadel Group reported beneficial ownership of 1,795,543 shares of common stock, consisting of sole voting power over no shares of common stock, shared voting power of 1,795,543 shares of common stock, sole dispositive power over no shares of common stock and shared dispositive power over 1,795,543 shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions, since the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Our board of directors has determined that Mr. Ching Chuen Chan, Mr. Patrick McManus, Mr. David Gatton, Mr. Feng Bai and Mr. Yunyue Ye are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-KSBs, Form 10-K, and 10-Qs services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

2008:	$440,000	Moore Stephens Wurth Frazer and Torbet, LLP

2007:	$220,000	Moore Stephens Wurth Frazer and Torbet, LLP

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

2008:	$93,800	Moore Stephens Wurth Frazer and Torbet, LLP

2007:	$0	Moore Stephens Wurth Frazer and Torbet, LLP

We incurred these fees in connection with registration statements, financing, and acquisition transaction.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2008:	$7,000	Moore Stephens Wurth Frazer and Torbet, LLP

2007:	$0	Moore Stephens Wurth Frazer and Torbet, LLP

All Other Fees

There are no other fees to disclose.

All of the fees paid to Moore Stephens Wurth Frazer and Torbet, LLP for the fiscal years ended December 31, 2007 and 2008 described above were pre-approved by the audit committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Commission on October 20, 2008 and incorporated by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.5	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.6	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.7	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.14	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.15	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.17	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.20
Asset Purchase Agreement dated June 16, 2007, by and between the Company, Harbin Tech Full Electric Co., Ltd., Harbin Taifu Auto Electric Co., Ltd., Tianfu Yang, Tianli Yang, Suofei Xu, Zedong Xu and Harbin Tech Full Industry Co., Ltd.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 19, 2007 and incorporated herein by reference.

10.21	Equity Registration Rights Agreement, dated October 17, 2007, by and between the Company, Hero Wave Investment Limited a British Virgin Islands company, and Tianfu Yang, as guarantor.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 23, 2007 and incorporated herein by reference.

10.22	Employment Agreement dated November 27, 2007 by and between the Company and Ms. Christy Young Shue	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 30, 2007 and incorporated herein by reference.

10.23
Letter of Intent dated March 27, 2008, by and among Harbin Tech Full Electric Co., Ltd., Wendeng Second Electric Motor Factory, The Committee of Labor Union of Wendeng Second Electric Motor Factory and The People’s Government of Zhangjiachan Town, Wendeng County.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on March 31, 2008 and incorporated herein by reference.

10.24	Purchase Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 26, 2008 and incorporated herein by reference.

10.25	Registration Rights Agreement, dated June 24, 2008, by and among the Company and the investors party thereto.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 26, 2008 and incorporated herein by reference.

10.26
Equity and Assets Transfer Agreement, dated July 10, 2008, by and between Harbin Tech Full Electric Co. Ltd., Weihai Hengda Electric Motor (Group) Co. Ltd., Wendeng Second Electric Motor Factory, the Committee of Labor Union of Wendeng Second Electric Motor Factory, the People’s Government of Zhangjiachan Town and Wendeng County.
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 11, 2008 and incorporated herein by reference.

10.27	Amendment to Letter Agreement, dated as of December 11, 2008 between the Company and Shelton Technology, LLC.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 16, 2008 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Commission on October 20, 2008 and incorporated by reference.

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit 99.1	Amended and Restated Compensation Committee Charter	Filed herewith

Exhibit 99.2	Press Release Announcing Fourth Quarter and 2008 Financial Results	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009	By:	/s/ Tianfu Yang
	By:	Tianfu Yang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

NAME	TITLE

/s/ Tianfu Yang	Chief Executive Officer, Director and Chairman of the Board	March 13, 2009
Tianfu Yang

/s/ Zedong Xu	Chief Financial Officer (Principal Accounting Officer)	March 13, 2009
Zedong Xu

/s/ Lanxiang Gao	Director	March 13, 2009
Lanxiang Gao

/s/ Ching Chuen Chan	Director	March 13, 2009
Ching Chuen Chan

/s/ Patrick McManus	Director	March 13, 2009
Patrick McManus

/s/ David Gatton	Director	March 13, 2009
David Gatton

/s/ Feng Bai	Director	March 13, 2009
Feng Bai

/s/ Yunyue Ye	Director	March 13, 2009
Yunyue Ye

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Harbin Electric, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Harbin Electric, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Harbin Electric, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbin Electric, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009, in our opinion, except for the effects of omission discussed in our report, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2008.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 12, 2009

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$48,412,263	$45,533,893
Restricted cash	513,450	-
Notes receivable	1,451,977	-
Accounts receivable, net of allowance for doubtful accounts of $153,155
and $116,238 as of December 31, 2008 and 2007, respectively	30,284,080	23,216,543
Inventories	21,960,084	2,570,929
Other receivables	248,552	326,639
Advances on inventory purchases	3,529,607	1,772,204
Total current assets	106,400,013	73,420,208

PLANT AND EQUIPMENT, net	94,931,999	23,858,035

OTHER ASSETS:
Debt issue costs, net of amortization	1,672,279	2,214,717
Advances on equipment purchases	10,416,187	24,328,386
Advances on intangible assets	1,892,430	1,384,710
Goodwill	12,273,778	-
Other Intangible assets, net of accumulated amortization	6,430,397	5,899,989
Other assets	471,220	397,263
Cross currency hedge receivable	-	145,945
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	34,156,291	35,371,010

Total assets	$235,488,303	$132,649,253

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$1,026,900	$-
Accounts payable	8,415,919	263,314
Short term loan - bank	4,180,950	-
Other payables and accrued liabilities	2,789,792	1,463,218
Other payables - related party	-	45,491
Customer deposits	1,244,622	333,253
Taxes payable	2,096,521	839,299
Interest payable	800,954	1,122,000
Cross currency hedge payable	175,986	-
Total current liabilities	20,731,644	4,066,575

LONG TERM LIABILITIES:
Amounts due to original shareholder	733,500	-
Notes payable, net of debt discount $12,389,134 and $16,878,269 as of
December 31, 2008 and 2007, respectively	33,610,866	33,121,731
Fair value of derivative instrument	5,762,958	10,844,372

Total liabilities	60,838,968	48,032,678

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
22,102,078 and 18,143,156 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	220	181
Paid-in-capital	95,029,290	44,970,589
Retained earnings	52,100,479	32,281,312
Statutory reserves	14,573,994	9,014,462
Accumulated other comprehensive income (loss)	12,945,352	(1,649,969)
Total shareholders' equity	174,649,335	84,616,575
Total liabilities and shareholders' equity	$235,488,303	$132,649,253

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$120,820,302	$65,402,864	$40,415,777

COST OF SALES	73,343,521	32,967,887	20,754,282

GROSS PROFIT	47,476,781	32,434,977	19,661,495

RESEARCH AND DEVELOPMENT EXPENSE	1,170,169	1,064,074	1,491,316

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,913,435	7,659,611	4,175,944

INCOME FROM OPERATIONS	34,393,177	23,711,292	13,994,235

OTHER EXPENSE (INCOME), NET:
Other (income) expense, net	(1,575,224)	188,654	(541,492)
Interest expense, net	6,065,814	6,619,954	2,450,248
Change in fair value of warrants	-	-	(6,353,033)
Total other expense, net	4,490,590	6,808,608	(4,444,277)

INCOME BEFORE PROVISION FOR INCOME TAXES	29,902,587	16,902,684	18,438,512

PROVISION FOR INCOME TAXES	4,523,888	-	-

NET INCOME	25,378,699	16,902,684	18,438,512

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	9,513,907	7,162,512	1,034,425
Change in fair value of derivative instrument	5,081,414	(10,844,372)	-

COMPREHENSIVE INCOME	$39,974,020	$13,220,824	$19,472,937

Earnings per share:
Basic	$1.25	$0.99	$1.11
Diluted	$1.19	$0.91	$1.01

Weighted average number of shares:
Basic	20,235,877	17,082,300	16,600,451
Diluted	21,323,660	18,634,739	18,306,569

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, January 1, 2006	16,600,451	$166	$11,297,676	$10,460,887	$1,846,724	$997,466	$24,602,919

Capital contribution			36,300				36,300
Stock based compensation			918,088				918,088
Net income				18,438,512			18,438,512
Adjustment to statutory reserve				(2,676,991)	2,676,991		-
Foreign currency translation gain						1,034,425	1,034,425
BALANCE, December 31, 2006	16,600,451	166	12,252,064	26,222,408	4,523,715	2,031,891	45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)			16,568,080
Stock issued in acquisition	473,354	5	6,499,995				6,500,000
Exercise of stock warrants at $3.50	155,198	1	543,192				543,193
Exercise of stock warrants at $7.80	150,000	1	1,169,999				1,170,000
Cashless exercise of warrants / options	764,153	8	(8)				-
Capital contribution			199,111				199,111
Stock based compensation			1,385,123				1,385,123
Net income				16,902,684			16,902,684
Adjustment to statutory reserve				(4,490,747)	4,490,747		-
Foreign currency translation gain						7,162,512	7,162,512
Net change related to cash flow hedge						(10,844,372)	(10,844,372)
BALANCE, December 31, 2007	18,143,156	181	44,970,589	32,281,312	9,014,462	(1,649,969)	84,616,575

Exercise of stock warrants at $3.50	322,298	3	1,128,040				1,128,043
Exercise of stock options at $3.10	25,000	-	77,500				77,500
Non cash exercise of stock options at $3.10	11,624	-	-				-
Exercise of stock warrants at $7.80	100,000	1	779,999				780,000
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Stock based compensation			1,782,454				1,782,454
Net income				25,378,699			25,378,699
Adjustment to statutory reserve				(5,559,532)	5,559,532		-
Foreign currency translation gain						9,513,907	9,513,907
Net change related to cash flow hedge						5,081,414	5,081,414
BALANCE, December 31, 2008	22,102,078	$220	$95,029,290	$52,100,479	$14,573,994	$12,945,352	$174,649,335

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008,  2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,378,699	$16,902,684	$18,438,512
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,608,724	567,069	373,539
Amortization of intangible assets	1,032,674	510,023	93,889
Amortization of debt issuance costs	542,438	542,438	197,470
Amortization of debt discount	4,489,135	4,532,132	1,510,711
Loss (gain) on derivative instrument	541,018	(700,496)	-
Stock based compensation	1,782,454	1,584,234	918,088
(Recovery of) provision for accounts receivable	(1,899)	65,876	14,020
Realized gain on sale of marketable securities	-	-	(577,071)
Loss on disposal of equipment	-	-	(1,945)
Change in fair value of warrants	-	-	(6,353,032)
Change in operating assets and liabilities
Notes receivable	(1,076,669)	-	-
Accounts receivable	(1,174,801)	(12,197,768)	(2,961,574)
Inventories	9,605,737	(1,615,757)	788,713
Other receivables	1,313,578	(154,244)	72,579
Other receivables - related parties	-	46,216	86,538
Advances on inventory purchases	(730,043)	(844,177)	1,959,588
Other assets	8,920	(24,781)	(130,972)
Accounts payable	591,620	(1,302,212)	148,908
Other payables and accrued liabilities	(1,258,756)	922,084	450,651
Other payables - related party	(47,830)	43,689	-
Customer deposits	(1,277,737)	(7,848)	309,462
Taxes payable	1,298,829	234,702	445,604
Interest payable	(321,046)	-	1,122,000
Other liabilities	-	-	7,590
Net cash provided by operating activities	42,305,045	9,103,864	16,913,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	5,061,757	-	-
Payment for advances on intangible assets	(403,620)	-	(2,549,389)
Payment for advances on equipment purchases	-	(23,315,185)	-
Purchase of intangible assets	-	(1,117,024)	(1,444,350)
Additions to plant and equipment	(16,035,159)	(12,138,676)	(1,579,273)
Additions to CIP	(16,386,519)	-	-
Payment to original shareholders for acquisition	(53,335,500)	-	-
Proceeds from sale of marketable securities	-	-	1,093,165
Net cash used in investing activities	(81,099,041)	(36,570,885)	(4,479,847)

CASH FLOWS FINANCING ACTIVITIES:
Increase in restricted cash	(504,525)	-	-
Net proceeds from stock issuance 3.5 million shares	46,290,743	-	-
Proceeds received from conversion of warrants and options	1,985,543	1,713,193	-
Deposit to secure investment in cross currency hedge	-	(1,000,000)	-
Proceeds from cross currency hedge	145,945	554,551	-
Payment for cross currency hedge	(365,032)	-	-
(Payment on) proceeds from notes payable	(4,000,000)	-	47,045,375
Decrease of notes payable-short term	(3,315,450)	-	-
Payment of short term loan	(1,034,997)	-	-
Proceeds of short term loan	-	-	36,300
Net cash provided by financing activities	39,202,227	1,267,744	47,081,675

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,470,139	4,419,251	2,059,804

INCREASE (DECREASE) IN CASH	2,878,370	(21,780,026)	61,574,900

CASH, beginning	45,533,893	67,313,919	5,739,019

CASH, ending	$48,412,263	$45,533,893	$67,313,919

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 – Organization and description of business

Harbin Electric, Inc, (the “Company”) is a Nevada corporation, incorporated on July 9, 2003. The Company currently through its indirect wholly-owned subsidiaries, Harbin Tech Full Electric Co., Ltd. (“HTFE”) and Weihai Hengda Electric Motor (Group) Co., Ltd. (“Hengda”), designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products. Products are sold in China and to the United States as discussed further in Note 11.

On April 9, 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), Shaotang Chen (“Dr Chen”) and Xiaogang Luo (“Dr Luo”) whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to contribute $3,000,000 to AAG in 3 installments: $1.2 million was paid on April 16, 2007, $800,000 was paid on July 16, 2008 and $1,000,000 is due by March 31, 2009. Shelton contributed an exclusive worldwide royalty-free license for motorized automation technology; the term of the royalty-free license terms began on April 9, 2007 and ended at August 31, 2008. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement. The agreement was extended from August 31, 2008 to December 31, 2008 through an amended agreement dated December 11, 2008.

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

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”) a wholly-owned subsidiary, to develop and manufacture specialty micro-motors and their components and accessories. The Company invested approximately $70 million on this facility through December 31, 2008.

On July 10, 2008, the Company’s subsidiary, HTFE acquired Hengda for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. On March 27, 2008, HTFE deposited approximately $0.7 million (RMB 5 million) toward the purchase price. The Company paid approximately $54.0 million (RMB 370 million) in 2008 and expects to pay the remaining investment balance of $0.7 million (RMB 5 million) within two years from the Agreement. Hengda manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In October 2008, the Company, through AAG, formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”) a wholly-owned subsidiary, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. The Company invested $500,000 through December 31, 2008.

Note 2 – Accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of its derivative instrument using the discounted cash flow method. The Company also estimates the fair value of options using subjective assumptions including estimated length of time employees will retain their options before exercising them, forfeitures, and expected volatility of Company’s stock price over the expected term. Changes in these assumptions materially affect the estimated fair value and the resulting expense. Actual results could differ from management’s estimates.

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Advanced Automation Group Shanghai, Ltd.	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd	Shanghai, China	100%
Weihai Hengda Electric Motor (Group) Co. Ltd	Weihai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All material intercompany transactions and balances have been eliminated in the consolidation.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Since Hengda was acquired in July 2008, its operating results for the six months ended December 31, 2008 were included in the consolidated financial statements.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of December 31, 2008 and 2007, the Company had deposits in excess of federally insured limits totaling $47,783,767 and $45,228,035, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Three major customers accounted for approximately 43% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively.  At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable. Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounted for 20%, 20%, 13%, 10% and 9%, respectively. At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable. Four major customers accounted for 82% of the net revenue for the year ended December 31, 2006, with each customer individually accounted for 29%, 22%, 18%, and 13%, respectively. At December 31, 2006, the total receivable balance due from these customers was $7,673,736, representing 88% of total accounts receivable.

Two major vendors provided approximately 39% of the Company’s purchases of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five vendors provided 80% of the Company’s purchase of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. Five vendors provided 73% of the Company’s purchase of raw materials for the year ended December 31, 2006, with each vendor individually accounting for 33%, 13%, 11%, 9% and 8%, respectively. The Company’s accounts payable to these vendors was $1,055,730, $0 and $0 at December 31, 2008, 2007 and 2006, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Restricted cash

Restricted cash represent amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions.  These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC.  Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers.  Management reviews  the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.

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
December 31, 2008

Estimated Useful Life
Buildings	20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities.  No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2008 there were no impairments of its long-lived assets.

Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. In accordance with FAS 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized.

Land use rights - all land in the People’s Republic of China is government owned.  However, the government grants “land use rights”.  The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition on July 16, 2007 as discussed further in Note 19. Capitalized patent costs are amortized on a straight method over the related patent terms generally from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2008, management believes there was no impairment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Revenue recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

In addition, revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment.  We charge such costs to cost of goods sold. For our newly acquired rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. No sales were returned in the years ended December 31, 2008 and 2007. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs are included in selling, general and administrative costs and totaled $1,665,628, $647,585 and $278,144 for the years ended December 31, 2008, 2007 and 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Income taxes

The Company reports income taxes pursuant to FAS 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  There are no deferred tax amounts at December 31, 2008, 2007 and 2006, respectively.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate.

The previous Income Tax Laws of PRC which were abolished on December 31, 2007 allowed foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The income tax rate after 50% reduction should not be lower than 10%. The new Chinese EIT law allows companies established before March 16, 2007 to continue to enjoy tax holiday treatment approved by local government for a grace period of the next 5 years or until the tax holiday term is completed, whichever is sooner. HTFE was established before March 16, 2007 and thus entitled to tax holiday treatment. HTFE is exempt from income tax from July 1, 2004 through December 31, 2007, and has been approved to have its tax rate reduced by 50%, which is 10%, from January 1, 2008 to December 31, 2010. The Company’s newly acquired subsidiary Hengda is currently at a 25% income tax rate.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2008	2007	2006
U.S. Statutory rates	34%	34%	34%
Foreign income not recognized in USA	-34	-34	-34
China income taxes	25	33	33
Tax exemption	-10	-33	-33
Effective income taxes	15%	-%	-%

The estimated tax savings for the years ended December 31, 2008, 2007 and 2006 amounted to $6,007,426, $10,260,615 and $5,539,970, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $1.25 to $0.95 in 2008, $0.99 to $0.38 in 2007 and $1.11 to $0.78 in 2006.

Harbin Electric, Inc., Advanced Electric Motors, Inc. and Advanced Automation Group, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for the year ended December 31, 2008.  The net operating loss carry forwards for United States income taxes amounted to $19,990,082 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024, 2026, and 2027.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the year ended December 31, 2008 was an increase of approximately $6,796,628. Management will review this valuation allowance periodically and make adjustments accordingly.

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

VAT on sales and VAT on purchases amounted to $12,278,874 and $7,217,430 for the year ended December 31, 2008, $9,747,272 and $5,138,433 for the same period of 2007, and $6,725,252 and $3,142,011 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Taxes payable consisted of the following as of December 31:

	2008	2007
VAT tax payable	$1,019,771	$781,372
Individual income tax payable	4,281	2,049
Corporation income tax payable	956,583	-
Others misc. tax payable	115,886	55,878
Total	$2,096,521	$839,299

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $230,307, $1,183 and $259,975 for the years ended December 31, 2008, 2007 and 2006.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Fair value of financial instruments

On January 1, 2008, the Company adopted FAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

• Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of December 31, 2008, the outstanding principal on the Company’s note payable, evaluated under these accounting standards, amounted to $33,610,866. Based on management’s evaluation, no embedded derivatives and warrants were required to be recorded at fair value and marked-to-market at each reporting period. However, since there is no quoted or observable market price for the fair value of this note or similar notes nor is there a market for the Company’s warrants, the Company used the level 3 inputs for its valuation methodology. Management used the discounted cash flow to calculate the fair value of the note and the Black-Scholes model to calculate the fair market value of the warrants. In addition, the Company does not anticipate any nonperformance risk

As of December 31, 2008, the Company has a $5.8 million derivative instrument. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

Other than the derivative instrument, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

Derivative instrument

The Company uses a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt.  This type of derivative financial instrument is known as a cash flow hedge.  The Company accounts for this interest rate swap in accordance with FAS 133 which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects.  Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive.  Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the years ended December 31, 2008 and 2007, $5,081,414 was recorded as a gain, and $10,844,372 was recorded as a loss on the derivative instrument, respectively, in other comprehensive income (loss). As of December 31, 2008 and 2007, the fair value of the derivative instrument totaled $5,762,958 and $10,844,372.

Foreign currency transactions

The reporting currency of the Company is the US dollar.  The functional currency of PRC subsidiaries is the Chinese Renminbi. The financial statements of PRC subsidiaries are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to $9,513,907, $7,162,512 and $1,034,425 for the years ended December 31, 2008, 2007 and 2006, respectively.  The balance sheet amounts with the exception of equity at December 31, 2008 were translated 6.82 RMB to $1.00 as compared to 7.29 RMB and 7.80 RMB at December 31, 2007 and 2006.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the years ended December 31, 2008, 2007 and 2006 were 6.94 RMB, 7.59 RMB and 7.96 to $1.00, respectively. Hengda was acquired in July, 2008.  The average translation rates applied to Hengda statement of income and cash flow for the years ended December 31, 2008 were 6.83 RMB to $1.00.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction loss of $358,460 and $118,247 and $90 were recognized during the years ended December 31, 2008, 2007 and 2006. The amount has recorded in the statement of operations during the period.

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Change in accounting for registration rights penalties

On January 1, 2007, the Company adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”. FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with FAS 5, “Accounting for Contingencies”. FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements”   (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FSP EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities”, which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of FAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued FAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FAS 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have a material effect on future acquisitions.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company does not expect adoption of FSP FAS 140-3 to have a material effect on its financial condition, cash flows or results of operations.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133”. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, FAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. FAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under FAS 161.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FAS  128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company does not expect adoption of FSP EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

In September 2008, the FASB issued FSP  FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under FAS 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS 133-1 and FIN 45-4 did not have an effect on the Company’s financial condition, results of operations or cash flows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The FSP shall be effective for annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Note 3 - Accounts receivable

Accounts receivable as of December 31 consisted of the following:

	2008	2007
Trade accounts receivable	$30,437,235	$23,332,781
Allowance for bad debts	(153,155)	(116,238)
Trade accounts receivable, net	$30,284,080	$23,216,543

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at January 1, 2007	$44,552
Additional reserves	65,876
Accounts receivable write off	-
Effect of foreign currency translation	5,810
Allowance for doubtful accounts at December 31, 2007	116,238
Changes in reserves	(1,899)
Accounts receivable write off	-
Increase in allowance from acquisition of Hengda	30,735
Effect of foreign currency translation	8,081
Allowance for doubtful accounts at December 31, 2008	$153,155

Note 4 – Inventories

Inventories consist of the following:

	December 31,	December 31,
	2008	2007
Raw and packing materials	$2,702,417	$925,085
Work in process	7,978,350	792,903
Finished goods	11,279,317	852,941
Total	$21,960,084	$2,570,929

Note 5 – Plant and equipment

Plant and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Buildings	$26,440,241	$5,668,808
Office equipment	925,372	378,849
Production equipment	7,908,020	4,333,797
Vehicles	1,472,593	348,485
Construction in progress	61,095,712	14,575,134
Total	97,841,938	25,305,073
Less: accumulated depreciation	(2,909,939)	(1,447,038)
Property and equipment, net	$94,931,999	$23,858,035

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin manufacture plant.  The management expects that the construction of the new plant will be completed by the first quarter of 2009.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,608,724, $567,069 and $373,539, respectively.

As of December 31, 2008 and 2007, a total of $3,634,014 and $980,154 of interest was capitalized into construction in progress, respectively.

Note 6 – Goodwill and other intangible assets

In conjunction with its acquisition of Hengda, the Company recorded totaling $12,273,778 goodwill as of December 31, 2008 according to the allocation of the purchase price which was based on asset evaluation and management’s review of the final valuation.

Net intangible assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Goodwill	$12,273,778	$-
Land use rights	1,531,202	394,451
Patents	6,629,028	6,202,854
Less: accumulated amortization	(1,729,833)	(697,316)
Intangible assets, net	$18,704,175	$5,899,989

Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,032,674, $510,023 and $93,889, respectively.

Note 7 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of December 31, 2008 and 2007, advances for intangible assets amounted to $1,892,430 and $1,384,710, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 69% or $1,892,430 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of December 31, 2008, the application of the regulatory permit for the land use is still in process.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 8 – Advances to suppliers

The Company makes advances to certain vendors for inventory purchases and construction projects. The advances on inventory purchases were $3,529,607 and $1,772,204 as of December 31, 2008 and 2007, respectively. Additionally, the Company made advances on equipment purchases amounted to $10,416,187 and $24,328,386 as of December 31, 2008, and 2007, respectively.

Note 9 – Other assets

Other assets consist of the following at December 31, 2008 and 2007:

	2008	2007
Research and development prepayment	$407,415	$380,754
Deferred expenses & other assets	63,805	16,509
Total	$471,220	$397,263

On August 21, 2006, HTFE entered into a joint research and development agreement (the “R&D Agreement”) with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) to produce a train system to be tested at the Beijing Airport railway line in the People’s Republic of China (“PRC”) in 2009. The Agreement provides that the term of the project shall commence on August 2006 and terminate in the second half of 2009.

The R&D Agreement provides for a budget of approximately $3.65 million (RMB 25 million), consisting of $2.19 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS.  Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.73 million (RMB 5 million) will be invested in 2009 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment based on the progress of the project. A total of $881,921 has been amortized and netted with R&D prepayment to the amount of $563,055.

The research and development prepayment is being expensed based on the service incurred pursuant to FAS 2 and EITF 07-3. A total of $573,318, $634,667 and $179,386 have been expensed as research and development for the years ended December 31, 2008, 2007 and 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 10 – Related parties

Other payable – related parties

As of December 31, 2007, the Company owed $45,491 to CEO Mr. Yang for travel reimbursements.  The Company repaid the full amounts as of December 31, 2008.

Note 11 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the years ended December 31 is as follows:

	2008	2007	2006
Geographic Area
China	$100,574,378	$57,272,257	$39,168,441
International	20,245,924	8,130,607	1,247,336
Total sales	120,820,302	65,402,864	40,415,777
Cost of sales - China	62,247,605	30,195,324	20,211,133
Cost of sales - International	11,095,916	2,772,563	543,149
Total cost of sales	73,343,521	32,967,887	20,754,282
Gross profit	$47,476,781	$32,434,977	$19,661,495

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 3.11% and 4.6% at December 31, 2008 and December 31, 2007, respectively), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

The 2010 Notes are redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount. The Company repaid total of $4,000,000 during the year ended December 31, 2008. As of December 31, 2008, the outstanding balance of the 2010 Notes is $8,000,000.

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

The following table disclosed the combined aggregate amounts of maturities for all long-term borrowings disclosed for each of the five years following December 31, 2008.:

Contractual Obligations	2012 Notes	2010 Notes	Total
2009	$2,400,000	$4,000,000	$6,400,000
2010	13,700,000	4,000,000	17,700,000
2011	13,900,000	-	13,900,000
2012	8,000,000	-	8,000,000
Thereafter	-	-	-
Total	$38,000,000	$8,000,000	$46,000,000

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The warrant agreements contain a cashless exercise provision.  During the year ended December 31, 2008, no warrants were converted to common stock by cashless transaction.

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

On January 1, 2007, the Company adopted FSP EITF 00-19-2 which requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with FAS 5, “Accounting for Contingencies”. FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In connection with the debt and warrants issued in August 2006, the Company filed a registration statement with the Securities and Exchange Commission to register for resale the common shares underlying the convertible debt and warrants.  Initially, pursuant to EITF 00-19, the existence of contingent cash penalties in the Registration Rights Agreement triggered derivative accounting treatment. As a result, the Company recorded the warrants as a liability at their fair value on the date they were issued and then marked them to market each subsequent reporting period. Upon adoption of FSP EITF 00-19-2, any warrants originally classified as a liability under EITF 00-19 that would have been classified as equity, without regard to the registration payment arrangement, should be reclassified.

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

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $4,489,134 and $4,532,132 were amortized to interest expense for the years ended December 31, 2008 and 2007, respectively. The carrying value of the debt is as follows at December 31, 2008 and 2007:

	2008	2007
Principal amount	$46,000,000	$50,000,000
Less unamortized discount	(12,389,134)	(16,878,269)
Long-term debt, net of unamortized discount	$33,610,866	$33,121,731

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $542,438, $542,438 and $197,470 were amortized to interest expense for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and December 31, 2007, unamortized debt issuance costs totaled $1,672,279 and $2,214,717, respectively.

The Company has short term loan of $4,180,950 which is purchased during acquisition of new subsidiary Hengda, as follows:

	December 31, 2008	December 31, 2007
Loan from Agriculture Bank in city of Wendeng, due October 2009. Monthly interest-only payments at 8.360% per annum, secured by buildings	$3,007,350	$-
Loan from Commercial Bank in city of Wendeng, due September 2009. Monthly interest-only payments at 8.964% per annum, secured by buildings	1,173,600	-
Short term loan - bank	$4,180,950	$-

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Net interest expense for the years ended December 31, 2008, 2007 and 2006 was comprised of the following:

For the years ended December 31,	2008	2007	2006
Amortization of debt discount	$4,489,135	$4,532,132	$1,510,711
Amortization of debt issuance costs	542,438	542,438	197,470
Interest expense	1,323,761	3,359,259	1,053,637
Interest earned on cash deposits	(830,538)	(1,113,379)	(311,570)
Interest expense (income) on derivative instrument	541,018	(700,496)	-
Interest expense, net	$6,065,814	$6,619,954	$2,450,248

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

The fair value of this swap agreement April 02, 2007 (inception date) was a payable of $5,387,487, and at December 31, 2008 and December 31, 2007, was a payable of $5,762,958 and $10,844,372, respectively. During the year ended December 31, 2007, the Company recognized $700,496, which was recorded as a gain from derivative transactions.  The Company received $554,551, and the difference of $145,945 was recorded as cross hedge receivable, which was fully received by the Company during the year ended December 31, 2008.  During the year ended December 31, 2008, the Company paid $365,032 as hedging payment and Company recognized $541,018, which was recorded as a loss from derivative transactions.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Changes of cross currency hedge are as follows,

Cross currency hedge receivable balance at December 31, 2007	$145,945
Proceeds from cross currency hedge	(145,945)
Payments for cross currency hedge	365,032
Loss from derivative transactions	(541,018)
Cross currency hedge payable balance at December 31, 2008	$(175,986)

Note 14 - Other expenses and income, net

Other income and expense for the years ended December 31, 2008, 2007 and 2006 consist of the following:
	2008	2007	2006
Interest expense	$1,483,152	$3,359,259	$1,053,547
Interest income	(807,370)	(1,932,121)	(311,570)
Amortization of debt discount	4,489,134	4,532,132	1,510,711
Amortization of debt issuance cost	542,438	542,438	197,470
Other non-operating income	(1,837,513)	(814,623)	(672,130)
Other non-operating expense	262,289	1,003,276	130,638
Change in fair value of warrants	-	-	(6,353,033)
Foreign currency transaction loss	358,460	118,247	90
Total other expense, net	$4,490,590	$6,808,608	$(4,444,277)

Note 15 – Business combinations

On July 10, 2008, the Company’s subsidiary, HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with respect to the acquisition by HTFE of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”) for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. The results of operations of the acquired companies are included in the consolidated statement of income from the acquisition date to the year ended December 31, 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Amounts due to original shareholders represent the unpaid portion for the acquisition of Hengda (see Note 1 for the acquisition). As of December 31, 2008, HTFE had payables of $733,500 (RMB 5 million), which will be paid within two years from the acquisition date.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Net Book Value	Fair Value
Current assets	$43,572,481	$43,572,481
Property, plant and equipment, net	22,350,703	22,350,703
Other non current assets	1,201,828	1,201,828
Goodwill	-	12,273,778
Total assets	67,125,012	79,398,790
Total liabilities	24,590,248	24,590,248
Net assets	$42,534,764	$54,808,542

The Company determined the $42.5 million fair value of the acquired assets of Hengda based on an evaluation by an independent appraisal and final asset evaluation by the management.  Pursuant to FAS 141, Business Combination, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill. As a result, the $12.3 million of goodwill was due to the acquisition purchase price over the fair value of the assets acquired.

Pro Forma

The following unaudited pro forma condensed income statement for the years ended December 31, 2008, 2007 and 2006 were prepared under generally accepted accounting principles as if the acquisition of Hengda had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	For the years ended December 31,
	2008	2007	2006
Sales	$146,841,560	$109,124,324	$75,443,855
Cost of Goods Sold	95,217,287	67,923,791	49,921,958
Gross Profit	51,624,273	41,200,533	25,521,897
Operating Expenses	15,850,272	17,262,666	5,349,222
Other expense, net	35,774,001	23,937,867	20,172,675
Income Tax	5,676,984	2,533,584	591,807
Net Income	$30,097,017	$21,404,283	$19,580,868

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 16 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2008, 2007 and 2006, the Company was obligated under the non cancelable commitments to purchase materials totaling to $305,100, $1,686,222 and $1,130,000, respectively.  These commitments are short-term and expire within one year.  The Company has experienced no losses on these purchase commitments over the years.

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

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the Land Use Agreement is 50 years and totaled $2.74 million (“Fee”), 69% or $1.9 million (RMB 12.9 million) of which has been paid with the balance payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The amount paid is recorded as advances on intangible assets for $1,892,430 and $1,384,710 as of December 31, 2008 and 2007. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. As of December 31, 2008, the application of the regulatory permit for the land use is still in process.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company is subject to a 5 year lease agreement dated February 1, 2004 for office space requiring monthly payments of $2,700.  Based on the lease agreement, the Company classified the lease as operating lease.  The agreement expires on April 30, 2009. On April 30, 2008, the Company signed a Lease Cancellation Agreement with the landlord to terminate the lease, effective May 1, 2008. Pursuant to the Lease Cancellation Agreement, the Company paid a cancellation fee of $16,412, which is 50% of the future obligations.

Note 17 – Earnings per share

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

For the years ended December 31:	2008	2007	2006

Net income for basic and diluted earnings per share	$25,378,699	$16,902,684	$18,438,512

Weighted average shares used in basic computation	20,235,877	17,082,300	16,600,451
Diluted effect of stock options and warrants	1,087,783	1,552,439	1,706,118
Weighted average shares used in diluted computation	21,323,660	18,634,739	18,306,569

Earnings per share:
Basic	$1.25	$0.99	$1.11
Diluted	$1.19	$0.91	$1.01

At December 31, 2008 and 2007, a total of 260,000 options with an exercise price of $15.60 were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation for the years ended December 31, 2008, 2007 and 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 18 – Shareholders’ equity

Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations. For the year ended December 31, 2008, the Company transferred $5,559,532 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.

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

Private placement

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2006	480,000
Granted	3,487,368
Forfeited	-
Exercised	-
Outstanding as of December 31, 2006	3,967,368
Granted	-
Forfeited	-
Exercised	(1,512,408)
Outstanding as of December 31, 2007	2,454,960
Granted	-
Forfeited	(2,504)
Exercised	(422,298)
Outstanding as of December 31, 2008	2,030,158

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$10.84	366,697	4.02	$10.84	366,697	4.02
$7.80	1,428,846	1.02	$7.80	1,428,846	1.02
$7.80	234,615	0.97	$7.80	234,615	0.97
Total	2,030,158			2,030,158

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
December 31, 2008

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	400,000	$3.62	$1,818,409
Granted	500,000	8.10	1,450,000
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2006	900,000	$6.11	$1,863,000
Granted	285,000	15.32	-
Forfeited	(66,667)	3.93
Exercised	(357,083)	5.96
Outstanding as of December 31, 2007	761,250	$9.82	$12,370,313
Granted	-	-	-
Forfeited	(26,667)	8.10
Exercised	(40,000)	3.10
Outstanding as of December 31, 2008	694,583	$10.27	$-

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.10	110,000	1.08	$3.10	110,000	1.08
$8.10	299,583	2.08	$8.10	261,250	2.08
$12.40	25,000	1.42	$12.40	16,700	1.42
$15.60	260,000	1.97	$15.60	121,333	1.97
Total	694,583			527,616

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. For the years ended December 31, 2008, 2007 and 2006, stock compensation expense related to warrants and options issued amounted to $1,384,232, $1,385,122 and $918,088, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 19 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2008, 2007 and 2006.

Total interest paid amounted to $4,441,698 and $2,326,267 for the years ended December 31, 2008 and 2007, respectively. No interest was paid in the year ended December 31, 2006

Total income tax paid amounted to $4,509,648, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately proceeding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd, the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period.  For the year ended December 31, 2008, a total of $398,222 has been expensed and included in the stock compensation expense. For the year ended December 31, 2007, a total of $199,111 has been expensed and included in the stock compensation expense.

Note 20 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made $261,847, $53,027 and $24,480 contributions of employment benefits, including pension for the years ended December 31, 2008, 2007 and 2006.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 21 – Legal proceedings

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

Quarterly Data (Unaudited)

Year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)

2008
Revenue	$22,458,185	$23,959,073	$39,656,669	$34,746,375	$120,820,302
Gross profit	$10,759,477	$11,456,134	$13,771,968	$11,489,202	$47,476,781
Net income	$5,353,236	$6,230,943	$7,753,668	$6,040,852	$25,378,699
Basic net income per share	$0.29	$0.33	$0.35	$0.28	$1.25
Diluted net income per share	$0.27	$0.31	$0.34	$0.27	$1.19

2007
Revenue	$13,626,214	$13,989,693	$18,500,038	$19,286,919	$65,402,864
Gross profit	$6,857,928	$7,220,370	$9,061,691	$9,294,988	$32,434,977
Net income	$3,404,063	$4,556,156	$4,764,222	$4,178,243	$16,902,684
Basic net income per share	$0.21	$0.27	$0.28	$0.23	$0.99
Diluted net income per share	$0.19	$0.24	$0.26	$0.22	$0.91