Form 10-Q
period 2009-03-31
Harbin Electric, Inc
filed 2009-05-08
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number   000-51006

HARBIN ELECTRIC, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0403396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

  No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu
Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060
(Address of principal executive offices)

Telephone: 86-451-86116757
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2009: 22,102,078 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,570,781	$48,412,263
Restricted cash	-	513,450
Notes receivable	95,642	1,451,977
Accounts receivable, net of allowance for doubtful accounts of $152,946
and $153,155 as of March 31, 2009 and December 31, 2008, respectively	20,132,666	30,284,080
Inventories	18,679,403	21,960,084
Other receivables	1,627,799	248,552
Advances on inventory purchases	3,426,740	3,529,607
Total current assets	107,533,031	106,400,013

PLANT AND EQUIPMENT, net	97,670,800	94,931,999

OTHER ASSETS:
Debt issuance costs, net	1,536,669	1,672,279
Advances on equipment purchases	10,401,987	10,416,187
Advances on intangible assets	3,123,380	1,892,430
Goodwill	12,273,778	12,273,778
Other intangible assets, net of accumulated amortization	6,159,277	6,430,397
Other assets	508,498	471,220
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	35,003,589	34,156,291

Total assets	$240,207,420	$235,488,303

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$-	$1,026,900
Accounts payable	8,107,130	8,415,919
Short term loan - bank	4,175,250	4,180,950
Other payables & accrued liabilities	1,732,481	2,789,792
Customer deposits	3,108,330	1,244,622
Taxes payable	2,764,566	2,096,521
Interest payable	195,970	800,954
Cross currency hedge payable	108,513	175,986
Total current liabilities	20,192,240	20,731,644

LONG TERM LIABILITIES:
Amounts due to original shareholder	732,500	733,500
Notes payable, net of debt discount of $11,266,520 and $12,389,135 as of
March 31, 2009 and December 31, 2008, respectively	32,733,480	33,610,866
Fair value of derivative instrument	8,292,034	5,762,958
Warrant liabilities	4,898,017	-

Total liabilities	66,848,271	60,838,968

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
22,102,078 and 22,102,078 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	220	220
Paid-in-capital	81,756,934	95,029,290
Retained earnings	65,647,535	52,100,479
Statutory reserves	15,823,552	14,573,994
Accumulated other comprehensive income	10,130,908	12,945,352
Total shareholders' equity	173,359,149	174,649,335

Total liabilities and shareholders' equity	$240,207,420	$235,488,303

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$30,724,893	$22,458,185

COST OF SALES	19,801,115	11,698,708

GROSS PROFIT	10,923,778	10,759,477

RESEARCH AND DEVELOPMENT EXPENSE	393,282	97,695

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,504,904	2,025,959

INCOME FROM OPERATIONS	8,025,592	8,635,823

OTHER (INCOME) EXPENSE, NET
Other (income) expenses, net	(539,379)	9,190
Interest expense, net	1,441,384	2,282,780
Change in fair value of warrants	(2,573,421)	-
Total other (income) expense, net	(1,671,416)	2,291,970

INCOME BEFORE PROVISION FOR INCOME TAXES	9,697,008	6,343,853

PROVISION FOR INCOME TAXES	1,042,674	990,617

NET INCOME	8,654,334	5,353,236

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(285,368)	5,307,825
Change in fair value of derivative instrument	(2,529,076)	(4,493,886)

COMPREHENSIVE INCOME	$5,839,890	$6,167,175

EARNINGS PER SHARE:
Basic	$0.39	$0.29
Diluted	$0.39	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	22,102,078	18,209,978
Diluted	22,158,573	19,952,721

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
	Number of	Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, January 1, 2008	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$84,616,575

Exercise of stock warrants at $3.50	202,300	2	708,048				708,050
Exercise of stock warrants at $3.10	25,000	-	77,500				77,500
Share-based compensation			456,232				456,232
Net income				5,353,236			5,353,236
Adjustment to statutory reserve				(990,617)	990,617		-
Foreign currency translation gain						5,307,825	5,307,825
Net change related to cash flow hedge						(4,493,886)	(4,493,886)
BALANCE, March 31, 2008 (Unaudited)	18,370,456	183	46,212,369	36,643,931	10,005,079	(836,030)	92,025,532

Exercise of stock warrants at $3.50	119,998	1	419,992				419,993
Non-cash exercise of stock options at $3.10	11,624	-	-				-
Exercise of stock warrants at $7.80	100,000	1	779,999				780,000
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Share-based compensation			1,326,222				1,326,222
Net income				20,025,463			20,025,463
Adjustment to statutory reserve				(4,568,915)	4,568,915		-
Foreign currency translation gain						4,206,082	4,206,082
Net change related to cash flow hedge						9,575,300	9,575,300
BALANCE, December 31, 2008, as previously reported	22,102,078	220	95,029,290	52,100,479	14,573,994	12,945,352	174,649,335

Cumulative effect of reclassification of warrants			(13,613,718)	6,142,280			(7,471,438)
BALANCE, January 1, 2009, as adjusted	22,102,078	220	81,415,572	58,242,759	14,573,994	12,945,352	167,177,897

Share-based compensation			341,362				341,362
Net income				8,654,334			8,654,334
Adjustment to statutory reserve				(1,249,558)	1,249,558		-
Foreign currency translation loss						(285,368)	(285,368)
Net change related to cash flow hedge						(2,529,076)	(2,529,076)
BALANCE, March 31, 2009 (Unaudited)	22,102,078	$220	$81,756,934	$65,647,535	$15,823,552	$10,130,908	$173,359,149

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,654,334	$5,353,236
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	667,780	211,710
Amortization of intangible assets	292,927	242,303
Amortization of debt issuance costs	135,610	228,181
Amortization of debt discount	1,122,614	1,343,929
Loss (gain) on derivative instrument	219,188	(168,214)
Share-based compensation	341,362	456,232
Change in fair value of warrants	(2,573,421)	-
Change in operating assets and liabilities
Notes receivable	1,354,449	-
Accounts receivable	10,111,075	(5,286,259)
Inventories	3,250,970	120,299
Other receivables	(1,379,675)	(815,265)
Advances on inventory purchases	98,070	(877,424)
Other assets	(37,918)	-
Accounts payable	(298,129)	(139,993)
Other payables & accrued liabilities	(1,053,384)	(1,191,355)
Other payables - related party	-	(46,377)
Customer deposits	1,865,532	(1,896)
Taxes payable	670,942	879,686
Interest payable	(559,618)	(868,177)
Net cash provided by (used in) operating activities	22,882,708	(559,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposit on acquisition	-	(698,850)
Payment for advances on intangible assets	(1,233,614)	-
Payment for advances on equipment purchases	-	(5,813,976)
Purchase of intangible assets	(30,555)	(697,544)
Purchases of plant and equipment	(175,791)	(2,164,933)
Additions to construction in progress	(3,360,011)	-
Net cash used in investing activities	(4,799,971)	(9,375,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	512,785	-
Proceeds received from conversion of warrants and options	-	785,548
Payment of cross currency hedge	(332,027)	-
Payment on notes payable	(2,000,000)	(2,000,000)
Decrease of notes payable-short term	(1,025,570)	-
Net cash used in financing activities	(2,844,812)	(1,214,452)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(79,407)	2,519,430

INCREASE (DECREASE) IN CASH	15,158,518	(8,629,709)

CASH AND CASH EQUIVALENTS, beginning of period	48,412,263	45,533,893

CASH AND CASH EQUIVALENTS, end of period	$63,570,781	$36,904,184

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 1 – Organization and description of business

Harbin Electric, Inc., (the “Company”), was incorporated in Nevada on July 9, 2003. The Company through its indirect wholly-owned subsidiaries, Harbin Tech Full Electric Co., Ltd. (“HTFE”) and Weihai Hengda Electric Motor (Group) Co., Ltd. (“Hengda”), designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products. Products are sold in China and to the United States as discussed further in Note 10.

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”), a wholly-owned subsidiary, to develop and manufacture specialty micro-motors and their components and accessories.

In April 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through  the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. As of March 31, 2009, the Company has contributed a total of $2.5 million to AAG. The remaining $500,000 contribution to AAG is to be made before June 30, 2009 pursuant to an amended agreement between the Company and Shelton dated April 21, 2009.

In July 2008, the Company’s subsidiary HTFE acquired Hengda for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. On March 27, 2008, HTFE deposited approximately $0.7 million (RMB 5 million) toward the purchase price. The Company paid approximately $54.0 million (RMB 370 million) in 2008 and expects to pay the remaining investment balance of $0.7 million (RMB 5 million) within two years from the Agreement (see Note 14).  Hengda manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors.

In October 2008, the Company, through AAG, formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. The Company has invested $500,000 in AAG Shanghai through March 31, 2009.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd.	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd.	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd.	Shanghai, China	100%
Weihai Hengda Electric Motor (Group) Co. Ltd.	Weihai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All material intercompany transactions and balances have been eliminated in the consolidation.

Since Hengda was acquired in July 2008, its operating results are reflected in the consolidated financial statements for the three months ended March 31, 2009 and in the consolidated balance sheets as of December 31, 2008.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $61,451,327 and $47,783,767, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Three major customers accounted for approximately 38% of the net revenue for the three months ended March 31, 2009, with each customer individually accounting for 15%, 12% and 11%, respectively.    At March 31, 2009, the total receivable balance due from these customers was $8,876,293, representing 44% of total accounts receivable. Five major customers accounted for 73% of the net revenue for the three months ended March 31, 2008, with each customer individually accounting for 22%, 18%, 16%, 10% and 7%, respectively. At March 31, 2008, the total receivable balance due from these customers was $24,204,386, representing 82% of total accounts receivable.

Two major vendors provided approximately 25% of the Company’s purchases of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for 17% and 8%, respectively. Five major vendors provided 79% of the Company’s purchase of raw materials for the three months ended March 31, 2008, with each vendor individually accounting for 28%, 22%, 12%, 10% and 7%, respectively. The Company’s accounts payable to these vendors was $0 and $0 at March 31, 2009 and 2008, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventory is composed of raw materials for manufacturing electrical motors, work in process and finished goods. Inventory is valued at the lower of cost or market value using the weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2009 there were no impairments of its long-lived assets.

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

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition date. Capitalized patent costs are amortized on a straight-line basis over the related patent terms generally 6 to 10 years.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2009, management believes there was no impairment.

Stock-based compensation

The Company records stock-based compensation expense pursuant to FAS 123R, “Accounting for Stock-Based Compensation.” The Company estimates the fair value of the award using the Black-Scholes Option Pricing Model. Under FAS 123R, the Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

In addition, revenue recognition could be negatively impacted by returns. For linear motor and specialty micro-motor businesses, products are custom products which are customer specific, and no returns are allowed. The Company warrants their product for repair, only in the event of defects for two years from the date of shipment and such costs are charged to cost of goods sold. For the newly acquired Hengda’s rotary motor business, their products are standardized products and returns are allowed within three days upon receipt of products by customers. Hengda provides product warranty for repair one year from the date of shipment. The returns and defects have not been material. Should returns increase in the future it would be necessary to adjust the estimates, in which case, recognition of revenues could be delayed.

Shipping and handling costs are included in selling, general and administrative costs and totaled $464,363 and $230,426 for the three months ended March 31, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  There are no deferred tax amounts at March 31, 2009, and December 31, 2008, respectively.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate. Hengda is currently at a 25% income tax rate.

The Company’s subsidiaries were paying the following tax rate for the three months ended:

	March 31, 2009 (Unaudited)		March 31, 2008 (Unaudited)
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption		Effective Income Tax Rate
Harbin Tech Full Electric Co., Ltd.	15%	10%	15%		10%
Weihai Hengda Electric Motor (Group) Co. Ltd.	-%	25%	N/A	(a)	N/A	(a)

(a) Hengda was acquired in July 2008 and its results of operations are not included in the consolidated financial statements for the three months ended March 31, 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(14.1)	(15.0)
Other item (b)	(0.1)	5.6
Effective income taxes	10.8%	15.6%

(b)  The (0.1) % and 5.6%  represents the ($131,072) and $3,537,382 of (income) and expenses incurred by the Company, and its subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended March 31, 2009 and 2008, respectively.

The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to $1,305,422 and $1,485,926, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share and diluted earnings per share by $0.06 and $0.06, respectively, for the three months ended March 31, 2009. For the three months ended March 31, 2008, the net effect on earnings per share had the income tax been applied would decrease basic earnings per share and diluted earnings per share by $0.08 and $0.07, respectively.

Harbin Electric, Inc., Advanced Electric Motors, Inc. and Advanced Automation Group, LLC were organized in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2009.  The net operating loss carry forwards for United States income taxes amounted to $24,246,237 as of March 31, 2009 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, beginning 2024 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended March 31, 2009 was an increase of approximately $286,540. Management will review this valuation allowance periodically and make adjustments accordingly.

Value added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $5,986,746 and $3,669,570 for the three months ended March 31, 2009 and $3,213,074 and $1,800,380 for the same period of 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Taxes payable consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
VAT tax payable	$1,632,499	$1,019,771
Individual income tax payable	5,035	4,281
Corporation income tax payable	999,889	956,583
Others misc. tax payable	127,143	115,886
Total	$2,764,566	$2,096,521

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $3,616 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Fair value of financial instruments

FAS 107, “Disclosures About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of March 31, 2009, the outstanding principal on the Company’s note payable, evaluated under these accounting standards, amounted to $32,733,480.  Management concluded the carrying value of the note is a reasonable estimate of fair value because the stated interest rate approximates current rates available.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.5 million to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $4.9 million on March 31, 2009.  Therefore, the Company recognized a $2.6 million gain from the change in fair value of these warrants for the three months ended March 31, 2009.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.07	3.32
Risk-free interest rate	1.2%	1.1%
Expected volatility	74%	69%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We have no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

As of March 31, 2009, the Company carries a derivative instrument valued at $8.3 million. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

	Carrying Value as of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Derivative Hedge	$8,292,034			$8,292,034
Fair value of warrant liabilities	$4,898,017		$4,898,017

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2009 is provided elsewhere in this footnote and in Note 2 and Note 12.  Other than the derivative instruments, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

Derivative instrument

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 (“SFAS 133”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Foreign currency transactions

The reporting currency of the Company is the US dollar.  The functional currency is the Chinese Renminbi. The financial statements of PRC subsidiaries are translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to a loss of $285,368 and a gain of $5,307,825 for the three months ended March 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at March 31, 2009 were translated 6.8259 RMB to $1.00 as compared to 7 RMB at March 31, 2008.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2009 and 2008 were 6.8255 RMB and 7.10 RMB to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction loss of $292,309 and $29,562 were recognized during three months ended March 31, 2009 and 2008. The amount has recorded in the statement of operations during the period.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Recent accounting pronouncements

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of EITF 08-4 did not have a material impact on our financial position or results.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 3 – Accounts receivable

Accounts receivable consisted of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$20,285,612	$30,437,235
Allowance for bad debts	(152,946)	(153,155)
Trade accounts receivable, net	$20,132,666	$30,284,080

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at January 1, 2008	$116,238
Additional reserves	-
Accounts receivable write off	-
Effect of foreign currency translation	4,833
Allowance for doubtful accounts at March 31, 2008 (Unaudited)	121,071
Additional reserves	-
Accounts receivable write off	-
Increase in allowance from acquisition of Hengda	30,735
Effect of foreign currency translation	1,349
Allowance for doubtful accounts at December 31, 2008	153,155
Additional reserves	-
Accounts receivable write off	-
Effect of foreign currency translation	(209)
Allowance for doubtful accounts at March 31, 2009 (Unaudited)	$152,946

Note 4 – Inventories

Inventories consist of the following at:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Raw and packing materials	$2,719,747	$2,702,417
Work in process	7,622,816	7,978,350
Finished goods	8,336,840	11,279,317
Total	$18,679,403	$21,960,084

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 5 – Plant and equipment

Plant and equipment consist of the following at:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Buildings	$26,404,194	$26,440,241
Office equipment	946,025	925,372
Production equipment	8,037,600	7,908,020
Vehicles	1,484,490	1,472,593
Construction in progress	64,372,238	61,095,712
Total	101,244,547	97,841,938
Less: accumulated depreciation	(3,573,747)	(2,909,939)
Property and equipment, net	$97,670,800	$94,931,999

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin (HTFE) manufacture plant.

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $667,780 and $211,710, respectively.

As of March 31, 2009 and December 31, 2008, a total of $4,835,958 and $3,634,014, of interest was capitalized into construction in progress, respectively.

Note 6 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Goodwill	$12,273,778	$12,273,778
Land use rights	1,541,102	1,531,202
Patents	6,619,991	6,629,028
Less: accumulated amortization	(2,001,816)	(1,729,833)
Intangible assets, net	$18,433,055	$18,704,175

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $292,927 and $242,303, respectively.

Note 7 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of March 31, 2009 and December 31, 2008, advances for intangible assets amounted to $3,123,380 and $1,892,430, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $2.74 million ("Fee"), 92% or $2,713,180 has been paid with the balance payable upon Shanghai Lingang's completion of certain regulatory applications on behalf of HTFE. The balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. The Site will be used for industrial purposes. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements. As of March 31, 2009, the application for the regulatory permit for the land use is still in process.

Note 8 – Advances to suppliers

The Company makes advances to certain vendors for inventory purchases and construction projects. The advances on inventory purchases were $3,426,740 and $3,529,607 as of March 31, 2009 and December 31, 2008, respectively. Additionally, the Company made advances on equipment purchases amounted to $10,401,987 and $10,416,187 as of March 31, 2009 and December 31, 2008, respectively.

Note 9 – Other assets

Other assets consist of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Research and development prepayment	$406,860	$407,415
Deferred expenses & other assets	101,638	63,805
Total	$508,498	$471,220

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

The R&D Agreement provides for a budget of approximately $3.65 million (RMB 25 million), consisting of $2.19 million (RMB 15 million) to be invested by HTFE and the remainder to be invested by IEECAS.  Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date by HTFE. The balance of approximately $0.73 million (RMB 5 million) will be invested in 2009 as testing and evaluation occurs. The Company has started to amortize the R&D prepayment based on the progress of the project. A total of $1,058,140 has been amortized and netted with R&D prepayment to the amount of $406,860.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The research and development prepayment is being expensed based on the service incurred pursuant to FAS 2 and EITF 07-3. A total of $393,282 and $97,695 have been expensed as research and development for the three months ended March 31, 2009 and 2008, respectively.

Note 10 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended is as follows:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Geographic Area
China	$27,463,006	$18,653,559
International	3,261,887	3,804,626
Total sales	30,724,893	22,458,185
Cost of sales - China	18,001,310	9,805,358
Cost of sales - International	1,799,805	1,893,350
Total cost of sales	19,801,115	11,698,708
Gross profit	$10,923,778	$10,759,477

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

The Notes are governed by an indenture, dated August 30, 2006, entered into among the Company, AEM as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the Notes, which mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of the Company’s other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations under the Notes.

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 1.80% at March 31, 2009 and 3.11% at December 31, 2008), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

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

The following table disclosed the combined aggregate amounts of maturities for all long-term borrowings disclosed for each of the five years following March 31, 2009:

Contractual Obligations	2012 Notes	2010 Notes	Total
2009	$2,400,000	$2,000,000	$4,400,000
2010	13,700,000	4,000,000	17,700,000
2011	13,900,000	-	13,900,000
2012	8,000,000	-	8,000,000
Thereafter	-	-	-
Total	$38,000,000	$6,000,000	$44,000,000

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The warrant agreements contain a cashless exercise provision.  During the three months ended March 31, 2009 and 2008, no warrants were converted to common stock by cashless transaction.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. A total of $1,122,614 and $1,343,929 were amortized to interest expense for the three months ended March 31, 2009 and 2008, respectively. The carrying value of the debt is as follows at:
	March 31, 2009	December 31, 2008
	(Unaudited)
Principal amount	$44,000,000	46,000,000
Less unamortized discount	(11,266,520)	$(12,389,134)
Long-term debt, net of unamortized discount	$32,733,480	$33,610,866

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $135,610 and $228,181 were amortized to interest expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, unamortized debt issuance costs totaled $1,536,669 and $1,672,279, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company has short term loan which is purchased during acquisition of new subsidiary Hengda, amounting as follows at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Loan from Agriculture Bank in city of Wendeng, due October 2009. Monthly interest-only payments at 8.360% per annum, secured by buildings	$3,003,250	$3,007,350
Loan from Commercial Bank in city of Wendeng, due September 2009. Monthly interest-only payments at 8.964% per annum, secured by buildings	1,172,000	1,173,600
Short term loan - bank	$4,175,250	$4,180,950

Net interest expense for the three months ended March 31, 2009 and 2008 was comprised of the following:

	2009	2008
	(Unaudited)	(Unaudited)
Amortization of debt discount	$1,122,614	$1,343,929
Amortization of debt issuance costs	135,610	228,181
Interest expense	203,858	1,093,629
Interest earned on cash deposits	(198,847)	(214,745)
Interest expense (income) on derivative instrument	178,149	(168,214)
Interest expense, net	$1,441,384	$2,282,780

Note 12 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing currency exchange rates and interest rates. These exposures are managed, in part, with the use of a financial derivative. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

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

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at March 31, 2009 and December 31, 2008, was a payable of $8,292,034 and $5,762,958, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the three months ended March 31, 2009 and 2008, there were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap. Accordingly, for the three months ended March 31, 2009 and 2008, $2,529,076 and $4,493,886 was recorded as loss on the derivative instrument, respectively, in other comprehensive income (loss).

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

During the three months ended March 31, 2009, the Company paid $110,676 as hedging payment and Company recognized $178,149, which was recorded as a loss from derivative transactions. During the three months ended March 31, 2008, the Company recognized $168,214, which was recorded as a gain from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at December 31, 2008	$175,986
Proceeds from cross currency hedge	-
Payments for cross currency hedge	110,676
Loss from derivative transactions	(178,149)
Cross currency hedge payable balance at March 31, 2009 (Unaudited)	$108,513

Note 13 – Other expenses and income, net

Other income and expense consist of the following:

For the three months ended	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Interest expense	$89,698	$1,064,067
Interest income	(198,847)	(382,959)
Amortization of debt discount	1,122,614	1,343,929
Amortization of debt issuance cost	135,610	228,181
Other non-operating income	(579,691)	(21,606)
Other non-operating expense	40,312	30,796
Change in fair value of warrants	(2,573,421)	-
Foreign currency transaction loss	292,309	29,562
Total other (income) expense, net	$(1,671,416)	$2,291,970

Note 14 – Business combinations

On July 10, 2008, the Company’s subsidiary HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with respect to the acquisition by HTFE of Weihai Hengda Electric Motor (Group) Co. Ltd., a PRC corporation (“Hengda”) for an aggregate price of approximately $54.7 million (RMB 375 million), payable in cash. The results of operations of the acquired companies are included in the consolidated statement of income for the three months ended March 31, 2009.

Amounts due to original shareholders represent the unpaid portion for the acquisition of Hengda (see Note 1 for the acquisition). As of March 31, 2009, HTFE had payables of $732,500 (RMB 5 million), which will be paid within two years from the acquisition date.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Net Book	Fair Value
Current assets	$43,572,481	$43,572,481
Property, plant and equipment, net	22,350,703	22,350,703
Other non current assets	1,201,828	1,201,828
Goodwill	-	12,273,778
Total assets	67,125,012	79,398,790
Total liabilities	24,590,248	24,590,248
Net assets	$42,534,764	$54,808,542

Based on an evaluation by an independent appraisal and final asset evaluation by the management, the purchase price exceeded the fair value of Hengda’s net assets by $12.3 million, which was recognized as goodwill, pursuant to FAS 141.

Pro Forma

The following unaudited pro forma condensed income statement for the three months ended March 31, 2008, was prepared under generally accepted accounting principles, as if the acquisition of Hengda had occurred the first day of the respective periods. The consolidated income statement for the three months ended March 31, 2009 already includes the results from Hengda since the acquisition closed in July 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Sales	$30,724,893	$33,056,581
Cost of Goods Sold	19,801,115	20,716,313
Gross Profit	10,923,778	12,340,268
Operating Expenses	2,898,186	2,491,104
Income from Operations	8,025,592	9,849,164
Other expense (Income), net	(1,671,416)	1,987,170
Income Tax	1,042,674	1,370,875
Net Income	$8,654,334	$6,491,119

Note 15 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of March 31, 2009 and December 31, 2008, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,341,274 and $305,100, respectively.  These commitments are short-term and expire within one year.  The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments to AAG by March 31, 2009.  The Company has invested a total of $2.5 million to AAG as of March 31, 2009 and has the remaining $500,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $500,000 to AAG at a later date according to actual needs.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

As discussed in Note 12, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction.  If the exchange rate for Renminbi to US Dollars drops below certain levels, the Company will be required to deposit up to $4,000,000.

As discussed in Note 11, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the Land Use Agreement is 50 years and totaled $2.96 million (RMB 20.2 million of “Fee”), 92% or $2.7 million (RMB 18.5 million) of which has been paid with the balance payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The amount paid is recorded as advances on intangible assets for $2,713,180 and $1,481,670 as of March 31, 2009 and December 31, 2008, respectively. The remaining balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. As of March 31, 2009, the application of the regulatory permit for the land use is still in process.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 16 – Earnings per share

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

For the Three Months ended March 31:	2009	2008
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$8,654,334	$5,353,236

Weighted average shares used in basic computation	22,102,078	18,209,978
Diluted effect of stock options and warrants	56, 495	1,742,743
Weighted average shares used in diluted computation	22,158,573	19,952,721

Earnings per share:
Basic	$0.39	$0.29
Diluted	$0.39	$0.27

At March 31, 2009, a total of 559,583 options and 2,030,158 warrants  were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2009. At March 31, 2008, all outstanding stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2008.

Note 17 – Shareholders’ equity

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

For the three months ended March 31, 2009, the Company transferred $1,249,558 representing 10% of the current quarter’s net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $24.1 million and $25.4 million as of March 31, 2009 and December 31, 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2008	2,454,960
Granted	-
Forfeited	-
Exercised	(202,300)
Outstanding as of March 31, 2008 (Unaudited)	2,252,660
Granted	-
Forfeited	(2,504)
Exercised	(219,998)
Outstanding as of December 31, 2008	2,030,158
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009 (Unaudited)	2,030,158

Following is a summary of the status of warrants outstanding at March 31, 2009 (Unaudited):

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	3.42	$10.84	366,697	3.42
$7.80	1,428,846	3.42	$7.80	1,428,846	3.42
$7.80	234,615	0.42	$7.80	234,615	0.42
Total	2,030,158			2,030,158

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	761,250	$9.82	$12,370,313
Granted	-	-	-
Forfeited	-	-	-
Exercised	(25,000)	3.10	-
Outstanding as of March 31, 2008 (Unaudited)	736,250	$10.05	$2,245,563
Granted	-		-
Forfeited	(26,667)	8.10	-
Exercised	(15,000)	3.10	-
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of March 31, 2009 (Unaudited)	669,583	$10.19	$-

Following is a summary of the status of options outstanding at March 31, 2009 (Unaudited):

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.10	110,000	0.83	$3.10	110,000	0.83
$8.10	299,583	1.83	$8.10	299,583	1.83
$15.60	260,000	1.72	$15.60	121,333	1.72
Total	669,583			530,916

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately proceeding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd, the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period.  For the three months ended March 31, 2009 and 2008, respectively, a total of $99,556 and $99,556 has been expensed and included in the share based compensation expenses.

For three months ended March 31, 2009 and 2008, share based compensation expense amounted to $341,362 and $456,232, respectively.

Note 18 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2009 and 2008.

Total interest paid amounted to $1,963,110 and $2,312,668 for the three months ended March 31, 2009 and 2008, respectively.

Total income tax paid amounted to $1,042,674 and $0 for the three months ended March 31, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 19 – Employee pension

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $23,776 and $8,376 for the three months ended March 31, 2009 and 2008, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K and the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as” anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the oil services, factory automation, food processing, packaging industries, logistic systems, mass transportation systems, petrochemical, metallurgical, mining, textile, and agricultural industries. We sell our products principally in China, but also internationally in North America, and to a lesser degree in Southeast Asia and Africa.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Fair Value of Financial Instruments

FAS 107, “Disclosures About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

New accounting pronouncements adopted

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB No. 133” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133 (“SFAS 133”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.5 million to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $4.9 million on March 31, 2009.  Therefore, the Company recognized a $2.6 million gain from the change in fair value of these warrants for the three months ended March 31, 2009.  The Company uses the Black-Scholes Option Pricing Model to value its options and warrants, and considering certain key input, including the trading price on reporting date, volatility of its stock, conversion price, remaining term of the warrants , dividend rate , and the risk-free interest rate for the warrant life.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“FAS 141R”). FAS 141R changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The adoption of SFAS No. 141R did not have a significant impact on the Company's financial statements for the three months ended March 31, 2009.

RESULTS OF OPERATIONS

Results of Operations

For the first quarter of 2009, Harbin Electric reported total revenues of $30.72 million, compared with $22.46 million in the first quarter of 2008. The 37% sales growth was primarily attributable to the $10.85 million sales from our industrial rotary motor business acquired in July 2008.  Linear motor sales also increased 5% from the first quarter of 2008 due to higher sales of our tower type oil pump (60 units for the first quarter of 2009 versus 39 units for the first quarter of 2008) and other linear motors. Excluding acquisition, organic revenues for the quarter were $19.87 million, reflecting weaker sales primarily in specialty micro-motors.

International sales totaled $3.26 million or 10.6% of total sales for the quarter, down 14% compared with international sales of $3.80 million in the first quarter of 2008, reflecting weaker export sales in our specialty micro-motor business.

The following table shows the revenue contribution by percentage for each major product line and the corresponding average gross profit margin for the first quarters ended March 31, 2009 and 2008, respectively. The decline in overall gross profit margin was primarily due to changes in product mix and the lower gross margin in the rotary motor business.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Product Line	% of Total Revenues	Gross Profit Margin	% of Total Revenues	Gross Profit Margin
Linear Motors and Related Systems	40.3%	54.1%	50.6%	53.5%
Specialty Micro-Motors	19.9%	40.1%	38.1%	42.2%
Rotary Motors	35.3%	10.1%	NA	NA
Others	4.5%	49.3%	11.3%	45.2%
Total	100%	35.6%	100%	47.9%

Operating profit of $8.03 million in the first quarter of 2009 decreased by 7% from $8.64 million in the first quarter of 2008. Operating margin declined to 26.1% from 38.5% for the same quarter in 2008, mainly due to lower gross margin in the industrial rotary motor business and higher research and development expenses as well as higher selling, general and administrative expenses.

Selling, general and administrative expenses (“SG&A”) were $2.50 million for the quarter ended March 31, 2009, compared to $2.03 million for the same quarter ended 2008. The increase in SG&A was primarily associated with the newly acquired company, the start-up of the Shanghai facility, higher shipping and handling costs, and higher depreciation expenses. As a percentage of total sales, the Company’s total SG&A expenses declined to 8.2% in this quarter from 9.0% in the same quarter last year.

Net income for the quarter ended March 31, 2009 totaled $8.65 million, compared to $5.35 million for the same quarter of last year, representing a 62% increase.  Net income for the quarter benefited from $2.57 million change in fair value of warrants due to adopting EITF 07-5 at January 1, 2009 (see Note 2). Additionally, higher other income and lower interest expense including lower amortization expense of debt discount contributed to higher net income.  Excluding the adjustment due to the adoption of the new accounting pronouncement, net income totaled $6.08 million for the quarter, representing a 14% increase over the same quarter last year.

Earnings per diluted share increased to $0.39 from $0.27 in the first quarter of 2008, with an additional 2.2 million weighted average number of shares. Excluding the accounting adjustment, earnings per share was flat.

Interest expense

Net interest expense was $1.44 million and $2.28 million for the first quarter of 2009 and 2008, respectively. Non-cash amortization expense of debt discount and debt issuance cost totaled $1.26 million and $1.57 million for the two periods, respectively.  The lower interest expense was mainly due to combined factors including lower interest rate, lower debt amount, and higher capitalization of interest expense.

Liquidity and Capital Resources

A major factor of the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which supports major acquisitions and capital investments for business growth.

Our liquidity position remains strong, supported by approximately $63.57 million in cash and cash equivalents as of March 31, 2009, compared to $48.41 million as of December 31, 2008. The increase in cash and cash equivalents was mainly driven by cash generated from operations.  Cash provided by operating activities totaled $22.88 million during the quarter, primarily attributable to our solid net earnings, a significant improvement in accounts receivables, and a reduction of inventories. This compares very favorably with the same quarter in 2008 when operating activities used $0.56 million cash.

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (“AEM”), Citadel Equity Fund Ltd. (“Citadel”) and Merrill Lynch International (“Merrill Lynch” and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006. Interest on the Notes is payable semi-annually in arrears, commencing March 1, 2007.

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

As security for the Notes, we and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, to secure the Notes by pledging all the shares of AEM common stock held by us.

The 2010 Notes bear interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 4.75%. The six month LIBOR rate was 1.80375% as of March 2, 2009 compared to 3.1125% as of September 1, 2008. The 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at a price equal to 100% of such principal amount.  We made $4 million in principal payments in 2008 and another $2 million in principal payments in March 2009 for the 2010 Notes.

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

In August 2006 the Company’s subsidiary Harbin Tech Full signed an R&D Agreement with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”). Under the R&D Agreement with IEECAS, Harbin Tech Full is obligated to invest approximately $2.19 million (RMB 15 million). Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date with the balance to be invested in 2009.

In September 2006 the Company’s subsidiary Harbin Tech Full signed a Land Use Agreement for a plot of land in Shanghai. Harbin Tech Full is obligated to invest approximately $2.74 million. Of this amount, 92% or $2.70 million has been paid with the balance payable upon completion of certain regulatory applications and receipt of a regulatory permit.

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. The Company has invested $500,000 in AAG Shanghai through March 31, 2009.

Pursuant to the original agreement (“Original Agreement”) signed in April 2007 between the Company and Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through AAG to design, develop and manufacture custom industrial automation controllers, the Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. Including the $500,000 invested in AAG Shanghai, the Company has contributed a total of $2.5 million to AAG as of March 31, 2009. The remaining $500,000 contribution to AAG is to be made at a later date to be decided mutually.

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

The fair value of this swap agreement was a payable of $8.29 million on March 31, 2009 and $5.76 million on December 31, 2008. From the December 31, 2008 to March 31, 2009, changes in fair value of the swap resulted in other comprehensive loss of $2.53 million and an increase in liabilities.

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

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its investors. As of March 31, 2009, and December 31, 2008, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,341,274 and $305,100, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments in AAG by March 31, 2009.  The Company has invested a total of $2.5 million to AAG as of March 31, 2009 and has the remaining $500,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $500,000 to AAG at a later date according to actual needs.

As discussed in Note 12, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction.  If the exchange rate for Renminbi to US Dollars drops below certain levels, the Company will be required to deposit up to $4,000,000.

As discussed in Note 11, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at price equal to 100% of such principal amount. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the Land Use Agreement is 50 years and totaled $2.96 million (RMB 20.2 million of “Fee”), 92% or $2.7 million (RMB 18.5 million) of which has been paid with the balance payable upon Shanghai Lingang’s completion of certain regulatory applications on behalf of HTFE. The amount paid is recorded as advances on intangible assets for $2,713,180 and $1,481,670 as of March 31, 2009 and December 31, 2008, respectively. The remaining balance of the Fee is payable within seven days of receipt of a regulatory permit for work commencement. As of March 31, 2009, the application of the regulatory permit for the land use is still in process.

Off-balance sheet arrangement

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information relating to quantitative and qualitative disclosures about market risk is provided in the Company’s 2008 annual report on Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2008.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a substantial amount of debt. As of March 31, 2009, we had approximately $44 million outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006, due in 2010 and 2012 (respectively, the “2010 Notes” and the “2012 Notes”). Our substantial debt could have important consequences to you. For example, it could:

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

Three major customers accounted for approximately 38% of net revenue for the three months ended March 31, 2009. Five major customers accounted for 73% of net revenue for the three months ended March 31, 2008. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our profitability.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

Two major vendors provided approximately 25% of the Company’s purchases of raw materials for the three months ended March 31, 2009. Five major vendors provided approximately 79% of the Company’s purchases of raw materials for the three months ended March 31, 2008. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our directors and executive officers, directly or through entities that they control, currently beneficially own, as a group, approximately 50.27% of our issued and outstanding common stock as of March 31, 2009. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that one of our Chinese subsidiaries, Harbin Tech Full currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% is now applicable to both DES and FIEs. A reduced rate of 10% may be possible for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones. As a result of preferential tax rate incentives, our operations under Harbin Tech Full have been subject to relatively lower tax liabilities. The estimated tax savings for the quarter ended March 31, 2009 and 2008 amounted to approximately $1.32 million and $1.49 million, respectively.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

On April 1, 2009, the Company entered into an amendment to the Employment Agreement dated November 27, 2007 (the “Amendment”) between the Company and Ms. Christy Young Shue, the Company’s Executive Vice President of Finance and Investor Relations. Pursuant to the terms of the Amendment, Ms. Shue’s base salary was increased from $100,000 to $110,000 per year in recognition of the additional responsibility she has assumed as the Corporate Secretary of the Company. All of the other terms and conditions of the Employment Agreement remain the same. A copy of the Amendment is attached hereto as Exhibit 10.1 to this Quarterly Report.

Item 6.  Exhibits.
The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: May 8, 2009	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

  Exhibits:

Exhibit Number	Description	Method of Filing

3.1	Articles of Merger dated as of January 27, 2005 by and between the Company and Torch Executive Services Ltd., a Nevada corporation.	Filed herewith as Exhibit 3.1.

10.1	Amendment to Employment Agreement, dated April 1, 2009 by and between the Company and Ms. Christy Young Shue.	Filed herewith as Exhibit 10.1.

10.2	Amendment to Letter Agreement, dated as of April 21, 2009 between the Company and Shelton Technology, LLC.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 24, 2009 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release dated May 8, 2009 - announcing the Company’s results of operations for the first quarter of 2009.	Filed herewith as Exhibit 99.1.