Form 10-Q
period 2009-06-30
Harbin Electric, Inc
filed 2009-08-10
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2009: 22,187,305 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,801,324	$48,412,263
Restricted cash	1,022,570	513,450
Notes receivable	485,547	1,451,977
Accounts receivable, net of allowance for doubtful accounts of $800,365
and $153,155 as of June 30, 2009 and December 31, 2008, respectively	24,781,758	30,284,080
Inventories	15,156,464	21,960,084
Other receivables & prepaid expenses	223,806	248,552
Advances on inventory purchases	3,789,111	3,529,607
Loan receivable - related party	4,248,500	-
Total current assets	117,509,080	106,400,013

PLANT AND EQUIPMENT, net	98,341,965	94,931,999

OTHER ASSETS:
Debt issuance costs, net	1,401,059	1,672,279
Advances on equipment purchases	10,421,618	10,416,187
Advances on intangible assets	3,123,380	1,892,430
Goodwill	12,273,778	12,273,778
Other intangible assets, net of accumulated amortization	5,896,922	6,430,397
Other assets	814,352	471,220
Deposit in derivative hedge	1,000,000	1,000,000
Total other assets	34,931,109	34,156,291

Total assets	$250,782,154	$235,488,303

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$2,045,140	$1,026,900
Accounts payable	8,022,194	8,415,919
Short term loan - bank	4,248,500	4,180,950
Other payables & accrued Liabilities	1,798,334	2,789,792
Customer deposits	1,200,233	1,244,622
Taxes payable	2,554,771	2,096,521
Interest payable	783,882	800,954
Cross currency hedge payable	411,237	175,986
Current portion of notes payable, net of debt discount of $4,703,140 and
$4,420,129 as of June 30, 2009 and December 31, 2008, respectively	5,496,860	1,979,871
Total current liabilities	26,561,151	22,711,515

LONG TERM LIABILITIES:
Amounts due to original shareholder	732,500	733,500
Notes payable, net of debt discount of $5,678,346 and $7,969,005 as of
June 30, 2009 and December 31, 2008, respectively	28,121,654	31,630,995
Fair value of derivative instrument	9,003,322	5,762,958
Warrant liability	17,857,181	-

Total liabilities	82,275,808	60,838,968

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
22,187,305 and 22,102,078 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	221	220
Paid-in-capital	83,043,892	95,029,290
Retained earnings	59,483,164	52,100,479
Statutory reserves	16,568,559	14,573,994
Accumulated other comprehensive income (loss)	9,410,510	12,945,352
Total shareholders' equity	168,506,346	174,649,335

Total liabilities and shareholders' equity	$250,782,154	$235,488,303

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$38,363,484	$23,959,073	$69,088,377	$46,417,258

COST OF SALES	25,500,208	12,502,939	45,301,323	24,201,647

GROSS PROFIT	12,863,276	11,456,134	23,787,054	22,215,611

RESEARCH AND DEVELOPMENT EXPENSE	408,520	186,676	801,802	284,371

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,638,936	3,044,821	6,143,840	5,070,780

INCOME FROM OPERATIONS	8,815,820	8,224,637	16,841,412	16,860,460

OTHER EXPENSE (INCOME), NET
Other income, net	(2,100,885)	(256,379)	(2,640,264)	(247,189)
Interest expense, net	842,528	1,194,731	2,283,912	3,477,511
Change in fair value of warrant	14,014,790	-	11,441,369	-
Total other expense, net	12,756,433	938,352	11,085,017	3,230,322

INCOME BEFORE PROVISION FOR INCOME TAXES	(3,940,613)	7,286,285	5,756,395	13,630,138

PROVISION FOR INCOME TAXES	1,478,751	1,055,342	2,521,425	2,045,959

NET (LOSS) INCOME	(5,419,364)	6,230,943	3,234,970	11,584,179

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(9,110)	3,047,862	(294,478)	8,355,687
Change in fair value of derivative instrument	(711,288)	4,244,252	(3,240,364)	(249,634)

COMPREHENSIVE INCOME (LOSS)	$(6,139,762)	$13,523,057	$(299,872)	$19,690,232

EARNINGS PER SHARE:
Basic	$(0.24)	$0.33	$0.15	$0.63
Diluted	$(0.24)	$0.31	$0.14	$0.58

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	22,140,568	18,639,687	22,121,746	18,424,832
Diluted	22,140,568	20,023,990	22,350,126	19,998,192

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
	Common stock		Additional	Retained earnings		other
		Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total
BALANCE, January 1, 2008	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$84,616,575

Exercise of stock warrants at $3.50	202,300	2	708,048				708,050
Exercise of stock warrants at $3.10	25,000	-	77,500				77,500
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Stock based compensation			912,465				912,465
Net income				11,584,179			11,584,179
Adjustment to statutory reserve				(2,049,758)	2,049,758		-
Foreign currency translation gain						8,355,687	8,355,687
Net change related to cash flow hedge						(249,634)	(249,634)
BALANCE, June 30, 2008 (unaudited)	21,870,456	218	92,959,310	41,815,733	11,064,220	6,456,084	152,295,565

Exercise of stock warrants at $3.50	119,998	1	419,992				419,993
Non cash exercise of stock options at $3.10	11,624	-	-				-
Exercise of stock warrants at $7.80	100,000	1	779,999				780,000
Stock based compensation			869,989				869,989
Net income				13,794,520			13,794,520
Adjustment to statutory reserve				(3,509,774)	3,509,774		-
Foreign currency translation gain						1,158,220	1,158,220
Net change related to cash flow hedge						5,331,048	5,331,048
BALANCE, December 31, 2008, as previously reported	22,102,078	220	95,029,290	52,100,479	14,573,994	12,945,352	174,649,335
Cumulative effect of reclassification of warrants			(13,613,718)	6,142,280			(7,471,438)
BALANCE, January 1, 2009 as adjusted	22,102,078	220	81,415,572	58,242,759	14,573,994	12,945,352	167,177,897

Amortization of stock compensation			584,290				584,290
Non cash exercise of warrant at $7.80	85,227	1	1,044,030				1,044,031
Net income				3,234,970			3,234,970
Adjustment to statutory reserve				(1,994,565)	1,994,565		-
Foreign currency translation gain						(294,478)	(294,478)
Net change related to cash flow hedge						(3,240,364)	(3,240,364)
BALANCE, June 30, 2009 (unaudited)	22,187,305	$221	$83,043,892	$59,483,164	$16,568,559	$9,410,510	$168,506,346

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,234,970	$11,584,179
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,287,510	433,706
Amortization of intangible assets	524,960	505,517
Amortization of debt issuance costs	271,220	351,948
Amortization of debt discount	2,007,648	2,302,871
Loss (gain) on derivative instrument	-	(192,731)
Share-based compensation	584,290	912,465
Bad debt expense	647,729	-
Gain on cashless conversion of warrants	(11,595)	-
Change in fair value of warrants	11,441,369	-
Change in operating assets and liabilities
Notes receivable	964,911	-
Accounts receivable	4,816,100	(1,413,683)
Inventories	6,776,920	518,092
Other receivables & prepaid expenses	24,422	199,856
Advances on inventory purchases	(264,438)	(1,730,440)
Other assets	(343,857)	(589)
Accounts payable	(384,241)	(112,265)
Other payables & accrued liabilities	(986,764)	(1,281,544)
Other payables - related party	-	(47,064)
Customer deposits	(42,712)	(46,390)
Taxes payable	461,321	1,096,594
Interest payable	28,294	(80,231)
Net cash provided by operating activities	31,038,057	13,000,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposit on acquisition	-	(698,850)
Payment for advances on intangible assets	(1,234,119)	-
Payment for advances on equipment purchases	-	(10,716,226)
Purchase of intangible assets	-	(707,875)
Additions to plant and equipment	(268,408)	(7,114,655)
Additions to CIP	(4,057,555)	-
Increase in loan receivable - related party	(4,250,530)	-
Net cash used in investing activities	(9,810,612)	(19,237,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(510,064)	-
Net proceeds from stock issuance 3.5 million shares	-	46,290,743
Proceeds received from conversion of warrants and options	-	785,551
Payment of cross currency hedge	(332,027)	-
Proceeds from cross currency hedge	-	145,945
Payment on notes payable	(2,000,000)	(2,000,000)
Increase of notes payable-short term	1,020,127	-
Proceeds from short term loan	3,077,970	-
Payment on short term loan	(3,004,685)	-
Net cash (used in) provided by financing activities	(1,748,679)	45,222,239

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(89,705)	3,256,222

INCREASE IN CASH	19,389,061	42,241,146

Cash and cash equivalents, beginning of period	48,412,263	45,533,893

Cash and cash equivalents, end of period	$67,801,324	$87,775,039

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 1 – Organization and description of business

Harbin Electric, Inc., (the “Company”), was incorporated in Nevada on July 9, 2003. The Company through its indirect wholly-owned subsidiaries, designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products. Products are sold in China and to other international markets as discussed further in Note 11.

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”), a wholly-owned subsidiary, to develop and manufacture specialty micro-motors and their components and accessories.

In April 2007, the Company entered into an Agreement with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture custom industrial automation controllers. The Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. As of June 30, 2009, the Company has contributed a total of $2 million to AAG. Based upon a mutual agreement, the Company will contribute the remaining $1,000,000 to AAG at a later date according to actual needs.

In July 2008, the Company’s subsidiary Harbin Tech Full Electric Co., Ltd. (“HTFE”) acquired Weihai Hengda Electric Motor (Group) Co., Ltd. for an aggregate price of approximately $54.7 million (RMB 375 million) payable in cash. On March 27, 2008, HTFE deposited approximately $0.7 million (RMB 5 million) toward the purchase price. The Company paid approximately $54.0 million (RMB 370 million) in 2008 and expects to pay the remaining investment balance of $0.7 million (RMB 5 million) within two years from the Agreement (see Note 15).  Hengda manufactures and distributes various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors. In June 2009, Weihai Hengda Electric Motor (Group) Co., Ltd. changed its name to Weihai Tech Full Simo Motors Co., Ltd. (“Weihai”).

In October 2008, the Company, through AAG, formed Advanced Automation Group Shanghai Co., Ltd. (“AAG Shanghai“), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $500,000 in AAG Shanghai through June 30, 2009.

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
JUNE 30, 2009
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

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries:

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd.	Harbin, China	100%
Advanced Automation Group, LLC	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd.	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd.	Shanghai, China	100%
Weihai Tech Full Simo Motors Co., Ltd.	Weihai, China	100%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All material intercompany transactions and balances have been eliminated in the consolidation.

Since Weihai was acquired in July 2008, its operating results are reflected in the consolidated financial statements for the three months and six months ended June 30, 2009 and in the consolidated balance sheets as of December 31, 2008, and its results of operations are not included in the consolidated financial statements for the three months and six months ended June 30, 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)
Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $68,446,685 and $47,783,767, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Two major customers accounted for approximately 27% of the net revenue for the six months ended June 30, 2009, with each customer individually accounting for 14% and 13%, respectively.    At June 30, 2009, the total receivable balance due from these customers was $11,002,527, representing 43% of total accounts receivable. Five major customers accounted for 74% of the net revenue for the six months ended June 30, 2008, with each customer individually accounted for 23%, 20%, 15%, 9% and 7%, respectively. At June 30, 2008, the total receivable balance due from these customers was $23,600,431, representing 90% of total accounts receivable.

One major vendor provided approximately 25% of the Company’s purchases of raw materials for the six months ended June 30, 2009, and five major vendors provided 78% of the Company’s purchase of raw materials for the six months ended June 30, 2008, with each vendor individually accounting for 28%, 21%, 12%, 10% and 7%, respectively. There were no accounts payable due to these vendors at June 30, 2009 and 2008, respectively.

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
JUNE 30, 2009
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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 “Accounting for Impairment or Disposal of Long Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2009 there were no impairments of its long-lived assets.

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

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition on July 16, 2007. Capitalized patent costs are amortized on a straight line method over the related patent terms generally from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2009, management believes there was no impairment.

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
JUNE 30, 2009
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

Shipping and handling costs are included in selling, general and administrative costs and totaled $485,201 and $203,461 for the three months ended June 30, 2009 and 2008 and $949,564, and $433,887 for the six months ended June 30, 2009, and 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.   $161,434 and $0 was recorded as deferred tax amounts at June 30, 2009, and December 31, 2008, respectively.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate from January 1, 2008 to December 31, 2010 and 15% beginning January 1, 2011. Weihai is currently at a 25% income tax rate.

The Company’s subsidiaries were paying the following tax rate for the three months and six months ended:

	June 30, 2009 (Unaudited)		June 30, 2008 (Unaudited)
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption		Effective Income Tax Rate
HTFE	15%	10%	15%		10%
Weihai	-%	25%	N/A	(a)	N/A	(a)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(a) Weihai was acquired in July 2008 and its results of operations are not included in the consolidated financial statements for the three months and six months ended June 30, 2008.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended:

	June 30, 2009	June 30, 2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	-34	-34
China income taxes	25	25
China income tax exemption	-13	-15
Other item (b)	32	5
Effective income taxes	44%	15%

(b)  The 32 % and 5% represents the $15,138,049 and $6,837,063 of expenses incurred by the Company, and its subsidiaries AEM and AAG that are not subject to income tax for the six months ended June 30, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended:

	June 30, 2009	June 30, 2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	-34	-34
China income taxes	25	25
China income tax exemption	-13	-15
Other item (c)	-50	5
Effective income taxes	-38%	15%

(c)  The (-50) % and 5%  represents the $15,269,121 and $3,299,681 of expenses incurred by the Company, and its subsidiaries AEM and AAG that are not subject to income tax for the three months ended June 30, 2009 and 2008, respectively.

The estimated tax savings for the three months ended June 30, 2009 and 2008 amounted to $1,559,705 and $1,588,711, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $(0.24) to $(0.31) in 2009 and $0.33 to $0.23 in 2008. The estimated tax savings for the six months ended June 30, 2009 and 2008 amounted to $2,865,216 and $3,074,637, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.15 to $0.02 in 2009 and $0.63 to $0.46 in 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Harbin Electric, Inc., Advanced Electric Motors, Inc. and Advanced Automation Group, LLC were organized in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2009.  The net operating loss carry forwards for United States income taxes amounted to $24,248,591 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, beginning 2024 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the six months ended June 30, 2009 was an increase of approximately $287,3410. Management will review this valuation allowance periodically and make adjustments accordingly.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $99,135,093 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $6,708,657 and $3,916,888 for the three months ended June 30, 2009 and $3,653,736 and $1,919,481 for the same period of 2008, respectively.  VAT on sales and VAT on purchases amounted to $12,695,403 and $7,586,458 for the six months ended June 30, 2009 and $6,866,810 and $3,719,861 for the same period of 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Taxes payable consisted of the following:

	June 30, 2009	December 31, 2008
VAT tax payable	$1,169,182	$1,019,771
Individual income tax payable	9,118	4,281
Corporation income tax payable	1,245,829	956,583
Others misc. tax payable	130,642	115,886
Total	$2,554,771	$2,096,521

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $53,489 and $0 for the three months ended June 30, 2009 and 2008, respectively.  The Company incurred $57,105 and $5,929 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of June 30, 2009, the outstanding principal on the Company’s note payable, evaluated under these accounting standards, amounted to $33,618,514.  Management concluded the carrying value of the note is a reasonable estimate of fair value because the stated interest rate approximates current rates available.

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
JUNE 30, 2009
(UNAUDITED)

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.5 million to warrant liabilities to recognize the fair value of such warrants. In May 2009, 234,615 warrants were exercised through cashless conversion.  As of June 30, 2009, the Company has 1,795,543 warrants outstanding. The fair value of the outstanding warrants was $17.9 million.  The Company recognized a total of $14.0 million loss from the change in fair value of the warrants for the three months ended June 30, 2009 and $11.4 million loss from change in fair value of the same amount of warrants for the six months ended June 30, 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	3.17	3.32
Risk-free interest rate	1.73%	1.10%
Expected volatility	69%	69%

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

As of June 30, 2009, the Company carries a derivative instrument valued at $9.0 million. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Derivative	$9,003,322			$9,003,322
Fair value of warrant liabilities	$17,857,181		$17,857,181

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three and six months ended June 30, 2009 is provided elsewhere in this footnote and in Note 13.  Other than the derivative instruments, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

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
JUNE 30, 2009
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

Translation adjustments resulting from this process amounted to a loss of $294,478 and a gain of $8,355,687 for the six months ended June 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at June 30, 2009 were translated 6.8448 RMB to $1.00 as compared to 6.8542 RMB at December 31, 2008.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2009 and 2008 were 6.8432 RMB and 7.0726 RMB to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gain of $87,619 and $0 were recognized during three months ended June 30, 2009 and 2008, respectively. Transaction loss of $204,690 and $0 were recognized during six months ended June 30, 2009 and 2008, respectively. The amount has recorded in the statement of operations during the period.

Recently issued accounting pronouncements and adopted accounting

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
JUNE 30, 2009
(UNAUDITED)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not impact the Company’s consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009. See Note 21 for the disclosure.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Accounting pronouncements not yet adopted

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (SFAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP SFAS 132(R)-1 will not affect the company’s financial position or results of operations.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Note 3 - Accounts receivable

Accounts receivable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Trade accounts receivable	$25,582,123	$30,437,235
Allowance for bad debts	(800,365)	(153,155)
Trade accounts receivable, net	$24,781,758	$30,284,080

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at June 30, 2008	$123,699
Additional reserves
Accounts receivable write off	-
Increase in allowance from acquisition of Weihai	29,456
Effect of foreign currency translation
Allowance for doubtful accounts at December 31, 2008	153,155
Changes in reserves	645,738
Accounts receivable write off	-
Effect of foreign currency translation	1,472
Allowance for doubtful accounts at June 30, 2009	$800,365

Note 4 – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw and packing materials	$4,106,288	$2,702,417
Work in process	4,213,984	7,978,350
Finished goods	6,836,192	11,279,317
Total	$15,156,464	$21,960,084

Note 5 - Loan receivable – related party

The Company had a loan receivable from a related party for the amount of $4,248,500 and $0 as of June 30, 2009 and December 31, 2008, respectively.  The related party is 100% owned by the Company’s CEO Mr. Tianfu Yang. The loan receivable was non-interest bearing and short term in nature, and due on August 6, 2009. The Company expects to receive the loan in cash on the due date.

Note 6 – Plant and equipment

Plant and equipment consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Buildings	$26,404,194	$26,440,241
Office equipment	959,553	925,372
Production equipment	8,155,521	7,908,020
Vehicles	1,445,541	1,472,593
Construction in progress	65,570,068	61,095,712
Total	102,534,877	97,841,938
Less: accumulated depreciation	(4,192,912)	(2,909,939)
Property and equipment, net	$98,341,965	$94,931,999

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin manufacture plant.  The Company expects the Shanghai plant to be completed on or before the end of year 2010.

Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $619,730 and $221,996, respectively.  Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $1,287,510 and $433,706, respectively.

As of June 30, 2009 and December 31, 2008, a total of $5,726,594 and $3,634,014, of interest was capitalized into construction in progress, respectively.

 Note 7 – Goodwill and other intangible assets

Net intangible assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Goodwill	$12,273,778	$12,273,778

Other intangible assets:
Land use rights	1,541,101	1,531,202
Patents	6,619,991	6,629,028
Less: accumulated amortization	(2,264,170)	(1,729,833)
Other intangible assets, net	5,896,922	6,430,397

Total Intangible assets, net	$18,170,700	$18,704,175

Amortization expense for the three months ended June 30, 2009 and 2008 amounted to $232,033 and $263,214, respectively.  Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $524,960 and $505,517, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 8 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of June 30, 2009 and December 31, 2008, advances for intangible assets amounted to $3,123,380 and $1,892,430, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site"). The term of the land use agreement is 50 years. The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42,840,000) ("Fee"), approximately 49.8% or $3.12 million (RMB 21,320,000) has been paid with the balance payable in installments. The Land Use Agreement requires HTFE to invest approximately $16.5 million in the site through December 2008. This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Note 9 – Advances to suppliers

The Company makes advances to certain vendors for inventory purchases and construction projects. The advances on inventory purchases were $3,789,111 and $3,529,607 as of June 30, 2009 and December 31, 2008, respectively. Additionally, the Company made advances on equipment purchases amounted to $10,421,618 and $10,416,187 as of June 30, 2009 and December 31, 2008, respectively.

Note 10 – Other assets

Other assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Research and development prepayment	$406,860	$407,415
Deferred expenses & other assets	407,492	63,805
Total	$814,352	$471,220

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The research and development prepayment is being expensed based on the service incurred pursuant to FAS 2 and EITF 07-3. A total of $801,802 and $0 have been expensed as research and development for the six months ended June 30, 2009 and 2008, and a total of $408,520 and $0 have been expensed as research and development for the three months ended June 30, 2009 and 2008.

Note 11 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the three months and six months ended June 30, 2009 and 2008 are as follows:

	2009	2008
For the three months ended June 30, 2009 and 2008
Geographic Area
China	$34,781,470	$20,867,836
International	3,582,014	3,091,237
Total sales	38,363,484	23,959,073
Cost of sales - China	23,444,181	10,530,775
Cost of sales - International	2,056,027	1,972,164
Total cost of sales	25,500,208	12,502,939
Gross profit	$12,863,276	$11,456,134

	2009	2008
For the six months ended June 30, 2009 and 2008
Geographic Area
China	$62,244,476	$39,521,395
International	6,843,901	6,895,863
Total sales	69,088,377	46,417,258
Cost of sales - China	41,445,491	20,336,133
Cost of sales - International	3,855,832	3,865,514
Total cost of sales	45,301,323	24,201,647
Gross profit	$23,787,054	$22,215,611

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
JUNE 30, 2009
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

The 2010 Notes bear interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR (approximately 1.09% and 1.75% at June 30, 2009 and December 31, 2008, respectively), plus 4.75%. The 2010 Notes bear an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The following table disclosed the combined aggregate amounts of maturities for all long-term borrowings disclosed for each of the five years following June 30, 2009.:

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

The warrant agreements contain a cashless exercise provision.   During the six months ended June 30, 2009, the remaining 234,615 shares of 2009 Warrants outstanding were exercised by cashless transaction and 85,227 shares of common stock were issued upon this exercise.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $885,034 and $958,942 were amortized to interest expense for the three months ended June 30, 2009 and 2008, respectively. $2,007,648 and $2,302,871 were amortized to interest expense for the six months ended June 30, 2009 and 2008, respectively. The carrying value of the debt is as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Current portion of notes payable	$10,200,000	$6,400,000
Less unamortized discount	(4,703,140)	(4,420,129)
Current portion of notes payable, net	5,496,860	1,979,871

Long term notes payable	33,800,000	39,600,000
Less unamortized discount	(5,678,346)	(7,969,005)
Long term notes payable, net	28,121,654	31,630,995

Total notes payable principal amount	44,000,000	46,000,000
Less unamortized discount	(10,381,486)	(12,389,134)
Total notes payable, net of unamortized discount	$33,618,514	$33,610,866

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $135,610 and $123,767 were amortized to interest expense for the three months ended June 30, 2009 and 2008, respectively.  $271,220 and $351,948 were amortized to interest expense for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, unamortized debt issuance costs totaled $1,401,059 and $1,672,279, respectively.

The Company’s short term loan as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Loan from Zhongxin Bank in city of Wendeng, due September 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	$3,076,500	$-
Loan from Agriculture Bank in city of Wendeng, due October 2009. Monthly interest-only payments at 8.360% per annum, secured by buildings	-	3,007,350
Loan from Commercial Bank in city of Wendeng, due August 2009. Monthly interest-only payments at 7.47% per annum, guaranteed loan	586,000	1,173,600
Loan from Commercial Bank in city of Wendeng, due September 2009. Monthly interest-only payments at 7.47% per annum, guaranteed loan	586,000
Short term loan - bank	$4,248,500	$4,180,950

Net interest expense for the three months and six months ended June 30, 2009 and 2008 was comprised of the following:

For the three months ended June 30,	2009	2008
Amortization of debt discount	$885,034	$958,942
Amortization of debt issuance costs	135,610	123,767
Interest expense	82,286	331,590
Interest earned on cash deposits	(172,783)	(195,051)
Interest expense (income) on derivative instrument	-	(24,517)
Foreign currency transaction loss (gain)	(87,619)	-
Interest expense, net	$842,528	$1,194,731

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

For the six months ended June 30,	2009	2008
Amortization of debt discount	$2,007,648	$2,302,871
Amortization of debt issuance costs	271,220	351,948
Interest expense	171,984	1,425,219
Interest earned on cash deposits	(371,630)	(409,796)
Interest expense (income) on derivative instrument	-	(192,731)
Foreign currency transaction loss (gain)	204,690	-
Interest expense, net	$2,283,912	$3,477,511

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

The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and at June 30, 2009 and December 31, 2008, was a payable of $9,003,322 and $5,762,958, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the six and three months ended June 30, 2009 and 2008, there were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap. Accordingly, for the three months ended June 30, 2009 and 2008, loss of $711,288 and gain of $4,244,252 was recorded on the derivative instrument, respectively, in other comprehensive income (loss).  For the six months ended June 30, 2009 and 2008, $3,240,364 and $249,634 was recorded as loss on the derivative instrument, respectively, in other comprehensive income (loss).

During the six months ended June 30, 2009, the Company paid $332,027 as hedging payment and Company recognized $567,278, which was recorded as interest expenses from derivative transactions and was capitalized as construction in progress. During the six months ended June 30, 2008, the Company recognized $192,731, which was recorded as interest income derivative transactions.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Changes of cross currency hedge are as follows,

Cross currency hedge receivable balance at December 31, 2008	$175,986
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(332,027)
Loss from derivative transactions	567,278
Cross currency hedge payable balance at June 30, 2009	$411,237

Note 14 - Other expenses and income, net

Other income and expense for the three months and six months ended June 30, 2009 and 2008 consist of the following:

For the three months ended	June 30, 2009	June 30, 2008
Interest expense	$82,286	$363,751
Interest income	(172,783)	(222,166)
Amortization of debt discount	885,034	958,942
Amortization of debt issuance cost	135,610	123,767
Other non-operating income	(2,129,326)	(347,744)
Other non-operating expense	40,036	61,802
Change in fair value of warrants	14,003,195	-
Foreign currency transaction loss	(87,619)	-
Total other expense, net	$12,756,433	$938,352

For the six months ended	June 30, 2009	June 30, 2008
Interest expense	$171,984	$1,427,817
Interest income	(371,630)	(605,125)
Amortization of debt discount	2,007,648	2,302,871
Amortization of debt issuance cost	271,220	351,948
Other non-operating income	(2,709,017)	(339,788)
Other non-operating expense	80,348	92,599
Change in fair value of warrants	11,429,774	-
Foreign currency transaction loss	204,690	-
Total other expense, net	$11,085,017	$3,230,322

In June 2009, Harbin municipal government awarded a grant of $1,172,560 (RMB 8 million) to the Company’s subsidiary HTFE to support the Company’s linear motor driven subway train project that qualified as engaging in China’s advanced industrialization. This government grant of $1,172,560 is included in the other income for the three months and six months ended June 30, 2009.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 15 – Business combinations

On July 10, 2008, the Company’s subsidiary HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with respect to the acquisition by HTFE of Weihai for an aggregate price of approximately $54.7 million (RMB 375 million), payable in cash. The results of operations of the acquired companies are included in the consolidated statement of income for the three months and six months ended June 30, 2009.

Amounts due to original shareholders represent the unpaid portion for the acquisition of Weihai (see Note 1 for the acquisition). As of June 30, 2009, HTFE had payables of $732,500 (RMB 5 million), which will be paid within two years from the acquisition date.

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

Based on an evaluation by an independent appraisal and final asset evaluation by the management, the purchase price exceeded the fair value of Weihai’s net assets by $12.3 million, which was recognized as goodwill, pursuant to FAS 141.

Pro Forma

The following unaudited pro forma condensed income statement for the three and six months ended June 30, 2009 and 2008 were prepared under generally accepted accounting principles, as if the acquisition of Weihai had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the three months ended June 30,	2009	2008
Sales	$38,363,484	$37,626,105
Cost of Goods Sold	25,500,208	24,386,205
Gross Profit	12,863,276	13,239,900
Operating Expenses	4,047,456	3,662,733
Income from Operations	$8,815,820	$9,577,167
Other expense (Income), net	12,756,433	(746,133)
Income Tax	1,478,751	1,815,874
Net (Loss) Income	$(5,419,364)	$8,507,426

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

For the six months ended June 30,	2009	2008
Sales	$69,088,377	$70,682,686
Cost of Goods Sold	45,301,323	45,102,518
Gross Profit	23,787,054	25,580,168
Operating Expenses	6,945,642	6,153,837
Income from Operations	$16,841,412	$19,426,331
Other expense (Income), net	11,085,017	1,241,037
Income Tax	2,521,425	3,186,749
Net Income	$3,234,970	$14,998,545

Note 16 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of June 30, 2009 and December 31, 2008, the Company was obligated under the non cancelable commitments to purchase materials totaling to $1,715,300 and $305,100, respectively.  These commitments are short-term and expire within one year.  The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments to AAG by March 31, 2009.  The Company has invested a total of $2 million to AAG as of June 30, 2009 and has the remaining $1,000,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1,000,000 to AAG at a later date according to actual needs.

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

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 49.8% or $3.12 million (RMB 21.32 million) of which has been paid with the balance payable in installments. The amount paid is recorded as advances on intangible assets for $3,123,380 and $1,481,670 as of June 30, 2009 and December 31, 2008.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

For the Three Months ended June 30:	2009	2008
Net loss (income) for basic and diluted earnings per share	$(5,419,364)	$6,230,943

Weighted average shares used in basic computation	22,140,568	18,639,687
Diluted effect of stock options and warrants	-	1,384,303
Weighted average shares used in diluted computation	22,140,568	20,023,990

Earnings per share:
Basic	$(0.24)	$0.33
Diluted	$(0.24)	$0.31

For the Six Months ended June 30:	2009	2008
Net income for basic and diluted earnings per share	$3,234,970	$11,584,179

Weighted average shares used in basic computation	22,121,746	18,424,832
Diluted effect of stock options and warrants	228,380	1,573,360
Weighted average shares used in diluted computation	22,350,126	19,998,192

Earnings per share:
Basic	$0.15	$0.63
Diluted	$0.14	$0.58

For the three months ended June 30, 2009, a total of 260,000 options were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation.  For the six months ended June 30, 2009, a total of 626,697 warrants and options were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

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

For the six months ended June 30, 2009, the Company transferred $1,994,565 representing 10% of the current quarter’s net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $23.4 million and $25.4 million as of June 30, 2009 and December 31, 2008, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2008	2,454,960
Granted	-
Forfeited	-
Exercised	(202,300)
Outstanding as of June 30, 2008 (unaudited)	2,252,660
Granted	-
Forfeited	(2,504)
Exercised	(219,998)
Outstanding as of December 31, 2008	2,030,158
Granted	-
Forfeited	-
Cancelled	-
Exercised	(234,615)
Outstanding as of June 30, 2009 (unaudited)	1,795,543

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Following is a summary of the status of warrants outstanding at June 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	3.17	$10.84	366,697	3.17
$7.80	1,428,846	3.17	$7.80	1,428,846	3.17
Total	1,795,543			1,795,543

Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	761,250	$9.82	$12,370,313
Granted	-	-	-
Forfeited	-	-	-
Exercised	(25,000)	3.10	-
Outstanding as of June 30, 2008 (unaudited)	736,250	$10.05	$3,062,800
Granted	-		-
Forfeited	(26,667)	8.10	-
Exercised	(15,000)	3.10	-
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of June 30, 2009 (unaudited)	669,583	$10.19	$3,648,656

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.10	110,000	0.58	$3.10	110,000	0.58
$8.10	299,583	1.58	$8.10	299,583	1.58
$15.60	260,000	1.47	$15.60	156,000	1.47
Total	669,583			565,583

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

For six months ended June 30, 2009 and 2008, stock compensation expense related to warrants and options issued amounted to $584,290 and $912,465 respectively.

For three months ended June 30, 2009 and 2008, stock compensation expense related to warrants and options issued amounted to $242,928 and $456,233 respectively.

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately proceeding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd, the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period.  For the three months ended June 30, 2009 and 2008, respectively, the Company recorded a total of $99,556 and $99,556 has been expensed and included in the stock compensation expenses.  For the six months ended June 30, 2009 and 2008, respectively, the Company recorded a total of $199,112 and $199,112 has been expensed and included in the stock compensation expenses.

Note 19 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for 2009 and 2008.

Total interest paid amounted to $1,807,095 and $2,120,346 for the six months ended June 30, 2009 and 2008, respectively.

Total income tax paid amounted to $2,312,075 and $1,018,431 for the six months ended June 30, 2009 and 2008, respectively.

Note 20 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $154,066 and $49,278 for the six months ended June 30, 2009 and 2008, respectively. The Company made contributions to employment benefits, including pension, of $130,290 and $19,019 for the three months ended June 30, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Note 21 – Subsequent Events

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26,500,000 aggregate principal amount of 2012 Notes held by Citadel (“the Citadel Notes”) before August 31, 2009.  On August 7, 2009, the Company paid a total of $23,131,997.22 to repurchase the Citadel Notes, which amount was comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel plus $606,997.22 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date.  The Company anticipates the repurchase of Citadel Notes to be completed and the Citadel Notes to be cancelled on August 10, 2009.

On July 14, 2009, the Company entered into a Letter Agreement with Merrill Lynch International and ABN AMRO Bank N.V., London Branch (the “Merrill Agreement”). Pursuant to the Merrill Agreement, the Company was granted the option to repurchase, all (but not part),  of the remaining $6 million 2010 Notes held by Merrill Lynch International ($3 million) and ABN AMRO Bank N.V., London Branch  ($3 million) before July 31, 2009.  On July 31, 2009, the Company paid a total of $5,983,843.76 to repurchase the 2010 Notes, which amount was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes held by the Holders plus $163,843.76 representing accrued and unpaid interest on the 2010 Notes to but excluding the Repurchase Date. As of August 5, 2009, the repurchase had been completed and the 2010 Notes were cancelled.

On August 4, 2009, the Company completed the sale of 6,250,000 shares of its common stock in an underwritten public offering at a public offering price of $16.00 per share. The Company received net proceeds of approximately $93.4 million from the offering, after deducting underwriting commissions and fees and expenses associated with the offering.

The following table sets forth our consolidated capitalization as of June 30, 2009 on an actual basis and on a pro forma as adjusted basis to give effect to (i) the sale by us of 6,250,000 shares of our common stock in this offering after deducting underwriting discounts and commissions and estimated offering expenses payable by us and assuming no exercise of the underwriter’s over-allotment option, (ii) the initial application of the proceeds of this offering, and (iii) the repurchase for cash on or prior to July 31, 2009 of the $6.0 million aggregate principal amount of our outstanding Guaranteed Senior Secured Floating Rate Notes due 2010 for a repurchase price equal to 97% of such principal amount plus accrued and unpaid interest to the date prior to the repurchase date.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

	As of June 30, 2009
	Actual (unaudited)	Pro Forma As Adjusted
CURRENT ASSETS
Cash and Cash Equivalents	$67,801,324	$132,209,608

CURRENT LIABILITIES
Notes payable, net of debt discount of $4,703,140 as of June 30, 2009 and $1,077,202 as adjusted to give effect to the debt repurchase	5,496,860	799,115
LONG TERM LIABILITIES
Amounts due to original shareholder	732,500	732,500
Notes payable, net of debt discount of $4,703,140 as of June 30, 2009 and $1,906,768 as adjusted to give effect to the debt repurchase	28,121,654	7,716,916
Fair value of derivative instrument	9,003,322	9,003,322
Total long term debt	43,354,336	18,251,853

STOCKHOLDERS’ EQUITY
Common stock, ($0.00001 par value); 100,000,000 shares authorized, 22,187,305 shares issued 28,437,305, shares issued as adjusted to give effect to the offering	221	284
Paid-in capital	83,043,892	176,643,830
Retained earnings	59,483,164	55,980,255
Statutory reserves	16,568,559	16,568,559
Accumulated other comprehensive income	9,410,510	9,410,510
Total stockholders’ equity	$168,506,346	$258,603,438

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

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the oil services, factory automation, food processing, packaging industries, logistic systems, mass transportation systems, petrochemical, metallurgical, mining, textile, and agricultural industries. We supply domestic China and other international markets. We operate three major manufacturing facilities in China, covering approximately 240,000 meters of land, and have an employee base of approximately 1800 engineers, production technicians and other employees.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.5 million to warrant liabilities to recognize the fair value of such warrants. As of June 30, 2009, the Company has 1,795,543 warrants outstanding. The fair value of the outstanding warrants was $17.9 million on June 30, 2009.  Therefore, the Company recognized a total of $11.4 million and $14.0 million loss from the change in fair value of these warrants for the six months and three months ended June 30, 2009, respectively.  These common stock purchase warrants do not trade in an active securities market, and as such, the Company uses the Black-Scholes Option Pricing Model to value its options and warrants, and considering certain key input, including the trading price on reporting date, volatility of its stock, conversion price, remaining term of the warrants , dividend rate , and the risk-free interest rate for the warrant life.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this new FSP does not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not impact the Company’s consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009.

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

Revenues

For the second quarter of 2009, total revenues were $38.36 million, compared with $23.96 million in the second quarter of 2008 and $30.72 million in the first quarter of 2009, reflecting a 60% growth year-over-year and 25% growth sequentially.  International sales totaled $3.58 million, or 9.3% of total sales, for the quarter, an increase of 15.9% and 9.8% compared with $3.09 million in the second quarter of 2008 and $3.26 million in the first quarter of 2009, respectively.

Compared with the second quarter of 2008, the sales growth was primarily attributable to the $17.00 million sales from the industrial rotary motor business acquired in July 2008. Excluding the acquisition, organic revenues for the quarter were $21.36 million, down by 11%, reflecting lower sales in other product lines partially offset by higher sales in oil pumps (delivered 105 units in 2Q09 compared to 80 units in 2Q08 and 60 units in 1Q09).

Compared with the first quarter of 2009, the sales growth reflected a robust demand in the industrial rotary motor business which benefited from the Chinese government’s stimulus program launched in late 2008.  Revenues from the industrial rotary motor business increased to $17.0 million, from $10.8 million in the first quarter.

The following table presents the revenue contribution by percentage by each major product line for the second quarter 2009 in comparison with the first quarter of 2009 and the second quarter of 2008.

	Percent of Total Revenues (%)
Product Line	2Q09	2Q08	1Q09
Linear Motors and Related Systems	30.1%	51.3%	40.3%
Specialty Micro-Motors	22.3%	37.7%	19.9%
Rotary Motors	44.1%	NA	35.3%
Others	3.5%	11.0%	4.5%
Total	100%	100%	100%

International Sales	9.3%	12.9%	10.6%

Net Income

The Company recorded a net loss of $5.42 million, or a loss of $0.24 per diluted share, in the quarter, which included a non-cash charge of $14.01 million due to change in fair value of the warrants issued with our 2010 Notes and our 2012 Notes. This compared with  net income of $6.23 million, or $0.31 per diluted share, in the second quarter of 2008 and a net income of $8.65 million, or $0.39 per diluted share, in the first quarter of 2009, which included a non-cash gain of $2.57 million due to change in fair value of warrants.

The management of Harbin Electric uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as non-cash charges related to the warrants issued in connection with the Company’s 2010 Notes and 2012 Notes issued in 2006.  The Company’s management believes that these non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because these measures reflect the essential operating activities of Harbin Electric and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand Harbin Electric's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of Harbin Electric compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended
	June 30		March 31
	2009	2008	2009
Net Income (Loss)	$(5,419,364)	$6,230,943	$8,654,334
Deduct:
Other Income - Government Grant	$(1,172,560)	$0	$0
Add back (Deduct):
Change in fair value of warrant	$14,014,790	$0	$(2,573,421)
Adjusted Net Income	$7,422,866	$6,230,943	$6,080,913

Diluted EPS	$(0.24)	$0.31	$0.39
Deduct:
Other Income - Government Grant	$(0.05)	$0.00	$0.00
Add back (Deduct):
Change in fair value of warrant	$0.62	$0.00	$(0.12)
Adjusted EPS	$0.33	$0.31	$0.27

The adjusted net income of $7.42 million, or the adjusted EPS of $0.33 per diluted share, for the second quarter of 2009 in the table above excluded a $14.01 million non-cash charge due to change in fair value of warrants and a $1.17 million (RMB 8 million) government grant, which was awarded in June 2009 to the Company’s subsidiary HTFE by the Harbin municipal government to support the Company’s subway train project that qualifies as engaging in China’s advanced industrialization. This adjusted net income compared, on the same basis, with the net income of $6.23 million, or $0.31 per diluted share, in the second quarter of 2008 and the adjusted net income of $6.08 million, or $0.27 per diluted share, in the first quarter of 2009.

Compared to the second quarter of 2008 and the first quarter of 2009, the higher adjusted net income for the current quarter was primarily driven by contributions from the industrial rotary motor business and lower interest expense.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the second quarter of 2009, in comparison to the second quarter of 2008 and the first quarter of 2009. The decline in overall gross profit margin was primarily due to changes in product mix and the lower gross margin in the rotary motor business.

	Gross Profit Margin (%)
Product Line	2Q09	2Q08	1Q09
Linear Motors and Related Systems	56.9%	55.7%	54.1%
Specialty Micro-Motors	40.4%	38.0%	40.1%
Rotary Motors	13.2%	NA	10.1%
Others	48.0%	43.7%	49.3%
Corporate Average	33.5%	47.8%	35.6%

International Business	42.6%	36.2%	44.8%

 Operating Profit

Operating profits of $8.82 million in the second quarter of 2009 increased from $8.22 million in the second quarter of 2008 and $8.03 million in the first quarter of 2009.

Compared with the second quarter of 2008, earnings in the current quarter benefited from the contribution of the industrial rotary motor business, partially offset by higher R&D expenses and higher selling, general and administrative (“SG&A”) expenses.  Operating margin declined to 23.0% from 34.3% in the same quarter of 2008, mainly due to lower gross margin in the industrial rotary motor business and higher research and development expenses as well as higher SG&A expenses.

SG&A were $3.64 million for the current quarter, compared to $3.04 million for the same quarter in 2008. The increase in SG&A was primarily due to higher depreciation expenses, higher shipping and handling costs, and an additional write-off of $0.65 million bad debt expense associated with the acquired company, partially offset by lower stock-based compensation expense and other administrative expenses. As a percentage of total sales, the Company’s total SG&A expenses declined to 9.5% in this quarter from 12.7% in the same quarter last year.

Compared with the first quarter of 2009, earnings primarily benefited from higher sales and higher gross profit margin in the industrial rotary motor business, partially offset by higher SG&A expenses due mainly to the $0.65 million write-off of bad debt expense. Operating margin declined to 23.0% from 26.1% in the first quarter of 2009, primarily driven by changes in product mix with higher percentage of lower margin industrial rotary business, as well as higher SG&A expenses.

Interest expense

Net interest expense was $0.84 million for the current quarter. This compared to the net interest expense of $1.19 million for the second quarter of 2008 and $1.44 million for the first quarter of 2009.  In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost.  The lower interest expense in the current quarter was mainly due to combined factors including lower debt amount and higher capitalization of interest expense.

Income Taxes

The income tax provision was $1.48 million for the current quarter, compared with $1.06 million and $1.04 million for the second quarter of 2008 and the first quarter of 2009, respectively.

SIX MONTHS ENDED JUNE 30, 2009

Revenues

For the six months ended June 30, 2009, total revenues were $69.09 million, compared with $46.42 million for the six months ended June 30, 2008, reflecting a 49% growth year-over-year.  International sales totaled $6.84 million, or 9.9% of total sales, for the current period, compared with $6.90 million in the corresponding period of prior yeas.

Compared with the six months ended June 30, 2008, the sales growth was primarily attributable to the $27.85 million sales from the industrial rotary motor business acquired in July 2008. Excluding the acquisition, organic revenues for the six months ended June 30, 2009 were $41.24 million, down by 11%, reflecting lower sales in other product lines partially offset by higher sales in oil pumps (delivered 165 units in the six months ended June 30, 2008 compared to 119 units in the six months ended June 30, 2008).

Net Income

The Company recorded a net income of $3.23 million, or $0.14 per diluted share, in the six months ended June 30, 2009,  which included a non-cash charge of $11.44 million due to change in fair value of the warrants issued with our 2010 Notes and our 2012 Notes. This compared with  net income of $11.58 million, or $0.58 per diluted share, in the six months ended June 30, 2008.

The following table presents the adjusted net income and a reconciliation of the non-GAAP measure to the GAAP net income.

	Six Months Ended June 30
	2009	2008
Net Income (Loss)	$3,234,970	$11,584,179
Deduct:
Other Income - Government Grant	$(1,172,560)	$0
Add back (Deduct):
Change in fair value of warrant	$11,441,369	$0
Adjusted Net Income	$13,503,779	$11,584,179

Diluted EPS	$0.14	$0.58
Deduct:
Other Income - Government Grant	$(0.05)	$0.00
Add back (Deduct):
Change in fair value of warrant	$0.51	$0.00
Adjusted EPS	$0.60	$0.58

The adjusted net income of $13.50 million, or the adjusted EPS of $0.60 per diluted share, for the six months ended June 30, 2009 in the table above excluded a $11.44 million non-cash charge due to change in fair value of warrants and a $1.17 million (RMB 8 million) government grant, which was awarded in June 2009 to the Company’s subsidiary HTFE by the Harbin municipal government to support the Company’s linear motor driven subway train project that qualifies as engaging in China’s advanced industrialization. This adjusted net income compared, on the same basis, with the net income of $11.58 million, or $0.58 per diluted share, in the six months ended June 30, 2008. The higher adjusted net income for the current period primarily benefited from contributions of industrial rotary motor business and lower interest expenses.

 Operating Profit

Operating profits were $16.84 million and $16.86 million in the six months ended June 30, 2009 and 2008, respectively, essentially flat year over year.  This gave an operating margin of 24.4% in the current period versus 36.3% in the corresponding period of last year. Major factors that contributed to the decline in operating margin were lower gross margin in the industrial rotary motor business, lower sales in higher margin existing product lines, higher R&D expenses, and higher SG&A expenses.

SG&A were $6.14 million for the current period, compared to $5.07 million for the corresponding period of in 2008. The increase in SG&A was primarily due to higher depreciation expenses, higher shipping and handling costs, and an additional write-off of $0.65 million bad debt expense associated with the acquired company, partially offset by lower stock-based compensation expense and other administrative expenses. As a percentage of total sales, the Company’s total SG&A expenses declined to 8.9% in the current period from 10.9% in the same period last year.

Interest expense

Net interest expense was $2.28 million for the six months ended June 30, 2009. This compared to the net interest expense of $3.48 million for the six months ended June 30, 2008.  In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost.  The lower interest expense in the current quarter was mainly due to combined factors including lower debt amount and higher capitalization of interest expense.

Income Taxes

The income tax provision was $2.52 million for the six months ended June 30, 2009, compared with $2.05 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

A major factor of the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which supports major acquisitions and capital investments for business growth.

Our liquidity position remains strong, supported by approximately $67.80 million in cash and cash equivalents as of June 30, 2009, compared to $48.41 million as of December 31, 2008. The increase in cash and cash equivalents was mainly driven by cash generated from operations.  Cash provided by operating activities totaled $31.04 million for the six months ended June 30, 2009, primarily attributable to our solid cash earnings, a significant improvement in accounts receivables, and a reduction of inventories. This compares very favorably with the same period in 2008 when operating activities generated $13.00 million cash.

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

On July 14, 2009, the Company entered into a Letter Agreement with Merrill Lynch and ABN AMRO Bank N.V., London Branch, pursuant to which Merrill Lynch and ABN/AMRO each agreed to waive each and every applicable provision of the Indenture but only to the fullest extent necessary solely to permit the Company to repurchase, all (but not part), of the remaining $6 million 2010 Notes held by Merrill Lynch ($3 million) and ABN AMRO Bank N.V., London Branch ($3 million) on or prior to July 31, 2009 for a repurchase price equal to 97% of the aggregate principal amount of the 2010 Notes plus accrued and unpaid interest to but excluding the repurchase date.  On July 31, 2009, the Company paid a total of $5,983,843.76 to repurchase the 2010 Notes, which was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes held by the Merrill Lynch and ABN AMRO Bank N.V., London Branch plus $163,843.76 representing accrued and unpaid interest on the 2010 Notes to but excluding the repurchase date of the 2010 Notes.   As of August 5, 2009, the 2010 Notes had been cancelled.

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

On June 1, 2009, the Company and Citadel Equity Fund Ltd (“Citadel”) entered into a Letter Agreement (the “Citadel Agreement”), pursuant to which Citadel agreed to waive each and every applicable provision of the Indenture but only to the fullest extent necessary solely to permit the Company to repurchase, at its option, all (but not part), of the $26.5 million 2012 Notes held by Citadel (“Citadel Notes”) on or prior to August 31, 2009 for  repurchase price equal to 85% of the aggregate principal amount of the Citadel Notes plus accrued and unpaid interest to but excluding the repurchase date.  On August 7, 2009, the Company paid a total of  $23,131,997.22 to repurchase the Citadel Notes, which amount was comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel plus $606,997.22 representing accrued and unpaid interest on the Citadel Notes to but excluding the repurchase date. The Company anticipates the repurchase to be completed and the Citadel Notes to be cancelled on August 10, 2009.

The Warrants are governed by a warrant agreement, dated August 30, 2006, between us and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and (iii) three-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.  As of June 30, 2009, there were 1,428,486 shares of First Tranche 2012 Warrants outstanding and 366,697 shares of Second Tranche 2012 Warrants outstanding.

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

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $500,000 in AAG Shanghai through June 30, 2009.

Pursuant to the original agreement (“Original Agreement”) signed in April 2007 between the Company and Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through AAG to design, develop and manufacture custom industrial automation controllers, the Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. The Company has contributed a total of $2.0 million to AAG as of June 30, 2009. The remaining $1.0 million contribution to AAG is to be made at a mutually agreed later date.   The Company and Shelton are continuing their joint work and are currently in process of developing a new agreement to extend the arrangement between them with respect to this work.

On August 4, 2009, the Company completed the sale of 6,250,000 shares of its common stock in an underwritten public offering at a public offering price of $16.00 per share.  The Company received net proceeds (after deducting underwriting commissions and fees and expenses associated with the offering of $93,400,000.

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

The fair value of this swap agreement was a payable of $9.00 million on June 30, 2009 and $5.76 million on December 31, 2008. From the December 31, 2008 to June 30, 2009, changes in fair value of the swap resulted in other comprehensive loss of $3.24 million and an increase in liabilities.

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

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its investors. As of June 30, 2009, and December 31, 2008, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,715,300 and $305,100, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

As discussed in more detail in Note 1, the Company entered into an agreement with Shelton Technology, LLC on April 9, 2007.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments in AAG by March 31, 2009.  The Company has invested a total of $2.0 million to AAG as of June 30, 2009 and has the remaining $1.0 million to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1.0 million to AAG at a later date to be addressed in a new agreement that the Company and Shelton are currently developing.

As discussed in Note 13, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction.  If the exchange rate for Renminbi to US Dollars drops below certain levels, the Company will be required to deposit up to $4,000,000.

As discussed in Note 12, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount.  As of August 5, 2009, the 2010 Notes have been repurchased by the Company and are no longer outstanding. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at a price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is now approximately $6.28 million (RMB42,840,000) ("Fee"), approximately 49.8% or $3.12 million (RMB 21,320,000) has been paid with the balance payable in installments. The amount paid is recorded as advances on intangible assets for $3,123,380 and $1,892,430 as of June 30, 2009 and December 31, 2008, respectively.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Two major customers accounted for approximately 27% of net revenue for the six months ended June 30, 2009. Five major customers accounted for 74% of net revenue for the six months ended June 30, 2008. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues and profitability.

Economic and industry conditions have had and may continue to have an adverse effect on our business.

The worldwide economy is currently in significant turmoil. To the extent the downturn continues or worsens, we could experience a reduction in our sales growth, an increase in our bad debt expense and other adverse affects. Further, because we continue to build our infrastructure, if our sales were to decline or even fail to grow at the rate we anticipate, our profitability would be impacted, and the impact could be material if we are unable to dramatically reduce our costs.

Further, we operate in industries that have been particularly impacted by the global economic downturn. For example, approximately 28% of our 2008 revenues was derived from the automotive industry. Although the China automotive industry remains strong, automotive manufacturers in the U.S., European and some other countries have experienced significant production cuts and capacity reductions, and in some cases bankruptcies. Continuing adverse conditions in industries we serve could affect our results of operations.

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

We have a substantial amount of debt. As of June 30, 2009, we had approximately $44 million outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006, due in 2010 and 2012 (respectively, the “2010 Notes” and the “2012 Notes”). On July 31, 2009, we repurchased the $6 million outstanding 2010 Notes for an aggregate purchase price of  $5,983,843.76 which was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes plus $163,843.76 representing accrued and unpaid interest on the 2010 Notes to but excluding the repurchase date of the 2010 Notes. As of August 5, 2009, the repurchase has been completed and the 2010 Notes have been cancelled. On August 4, 2009, we notified Citadel that pursuant to the Citadel Agreement that (i) we were exercising our option to repurchase the Citadel Notes, and (ii) such repurchase would be consummated on August 11, 2009 at an aggregate repurchase price of $23,131,997.22 to be paid in cash, which repurchase price is comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel  plus $606,997.22 representing accrued and unpaid interest on the Citadel Notes to but excluding the repurchase date.  On August 7, 2009, we paid the $23,131,997.22 to Citadel to repurchase the Citadel Notes.  We expect the Citadel Notes to be cancelled on August 11, 2009. Upon consummation of the repurchase of the Citadel Notes, $11.5 million aggregate principal amount of our 2012 Notes will remain outstanding. This debt could have important consequences to you. For example, it could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate for a portion of our debt is variable; and

•	restrict us from making strategic acquisitions or pursuing business opportunities.

Furthermore, our obligations under the 2012 Notes are secured by our shares of Advanced Electric Motors, Inc., our Delaware subsidiary through which we own our PRC operating subsidiaries. These security interests could result in the loss of our business, if we default on the 2012 Notes.

To mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with the $38 million principal amount of 2012 Notes, in April 2007, the Company entered a cross-currency interest rate swap transaction with Merrill Lynch International. The swap, in effect, converts the LIBOR plus 3.35% variable interest rate on the 2012 Notes to a 7.2% RMB fixed interest rate. The Company uses this derivative instrument only to hedge exposures in the ordinary business course and does not invest in derivative instruments for speculative purposes. We regularly evaluate the merits and risks of continuing the swap.

Covenants in the Indenture governing our Notes and the Purchase Agreement pursuant to which the Notes were initially sold, restrict our ability to engage in or enter into a variety of transactions.

Our 2012 Notes were issued pursuant to an Indenture, dated as of August 30, 2006, between us and The Bank of New York, as Trustee. The Indenture contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries, create liens on our assets to secure debt, make capital expenditures, incur additional indebtedness and pay dividends. The Indenture also requires us to maintain certain financial ratios. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.

The Purchase Agreement dated August 29, 2006, pursuant to which the Notes were initially sold, provides that the initial purchasers of the Notes and their assignees have a right of first offer for so long as such persons continue to hold any Notes with respect to any issuances of new equity securities by us other than shares of stock issued to employees, officers and directors pursuant to bona fide employee benefit plans. The rights of first offer contained in the Purchase Agreement could adversely impact our ability to do future equity offerings.

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

One major vendor provided approximately 25% of the Company’s purchases of raw materials for the six months ended June 30, 2009. Five major vendors provided approximately 78% of the Company’s purchases of raw materials for the six months ended June 30, 2008. Any material change in the spot and forward rates for raw materials could have a material adverse effect on our cost of sales and profitability. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

We may not be able to adequately protect and maintain our intellectual property, which could weaken our competitive position.

Our success will depend on our ability to continue to develop and market electric motor products. We have been granted 12 patents in China relating to linear motor and automobile specialty micro-motor applications. No assurance can be given that such patents will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. The implementation and enforcement of PRC intellectual property laws historically have not been vigorous or consistent, primarily because of ambiguities in the PRC laws and a relative lack of developed enforcement mechanisms. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States and other countries. Policing the unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation. In addition, since we have chosen to secure patents only in China, we may not be in a position to protect our inventions and technology in other countries in which we sell our product, which could result in increased competition and lower pricing for our products.

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

Our directors and executive officers, directly or through entities that they control,  beneficially owned, as a group, approximately 50.3% of our issued and outstanding common stock as of June 30, 2009. As of August 5, 2009, giving effect to the consummation of the public offering  of 6,250,000 shares, our directors and executive officers, directly or through entities that they control beneficially owned, as a group, approximately 39.2% of our issued and outstanding common stock. This  concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may harm our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We are considered foreign persons or foreign funded enterprises under PRC laws and, as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Inflation in the PRC could negatively affect our profitability and growth.

The PRC economy has experienced rapid growth. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the cost of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such policies can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

PRC regulations relating to mergers, offshore companies, and Chinese stockholders, if applied to us, may limit our ability to operate our business as we see fit.

Regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require Chinese parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the PRC regulations, our ability to engage in business combination transactions in China through our Chinese subsidiaries has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests in a transaction.

If preferential tax concessions granted by the PRC government change or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that one of our Chinese subsidiaries, Harbin Tech Full currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full, Shanghai Tech Full Electric Co., Ltd., and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full were subject to a 10% preferential tax rate until December 31, 2010. As a result, the estimated tax savings for the six months ended June 30, 2009 and 2008 amounted to approximately $2,865,216 and $3,074,634, respectively.  Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

On August 4, 2009, the Company closed a public offering of 6,250,000 shares of its common stock at a price of $16.00 per share. The Company received net proceeds of approximately $93.4 million from the offering, after deducting underwriting discounts and estimated offering expenses. The offering was underwritten by Roth Capital Partners, LLC (“Roth”), pursuant to that certain Underwriting Agreement by and between the Company and Roth dated as of July 30, 2009, as previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2009. The Company has granted Roth the option to purchase up to an additional 937,500 shares of common stock on or prior to August 29, 2009 to cover over-allotments, if any.

On August 7, 2009, we utilized $23.1 million of the net proceeds from the offering to repurchase $26.5 million aggregate principal amount of our 2012 Notes from Citadel for a purchase price equal to 85% of the aggregate principal amount of such 2012 Notes plus accrued and unpaid interest to the date preceding the repurchase date. We intend to use the remainder of the net proceeds from the securities sold by us in the offering to fund product development and/or for working capital and general corporate purposes, including for potential acquisitions.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: August 10, 2009	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing
1.1	Underwriting Agreement by and between the Company and Roth Capital Partners, LLC, dated as of July 30, 2009.	Filed as Exhibit 1.1 to the current report on Form 8-K filed with the Commission on July 30, 2009 and incorporated herein by reference.

10.1	Letter Agreement by and between the Company and Citadel Equity Fund Ltd., dated as of June 1, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 5, 2009 and incorporated herein by reference.

10.2	Letter Agreement by and between the Company, Merrill Lynch International and ABN AMRO Bank N.V., London Branch, dated as of July 14, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.3	Letter Agreement by and between the Company, Abax Jade Ltd. and Abax Nai Xin A Ltd., dated as of July 14, 2009.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.