Form 10-Q
period 2009-09-30
Harbin Electric, Inc
filed 2009-11-09
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2009: 30,803,651 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMPER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,890,100	$48,412,263
Restricted cash	1,026,900	513,450
Notes receivable	566,356	1,451,977
Accounts receivable, net of allowance for doubtful accounts of $ 697,602 and $153,155 as of September 30, 2009 and December 31, 2008, respectively	36,446,837	30,284,080
Inventories	12,638,401	21,960,084
Other receivables & prepaid expenses	232,203	248,552
Advances on inventory purchases	2,858,528	3,529,607
Total current assets	208,659,325	106,400,013

PLANT AND EQUIPMENT, net	99,735,468	94,931,999

OTHER ASSETS:
Debt issuance costs, net	500,223	1,672,279
Advances on equipment purchases	10,817,565	10,416,187
Advances on intangible assets	4,207,356	1,892,430
Goodwill	12,273,778	12,273,778
Other intangible assets, net of accumulated amortization	5,642,260	6,430,397
Other assets	748,832	471,220
Deposit in derivative hedge	-	1,000,000
Total other assets	34,190,014	34,156,291

Total assets	$342,584,807	$235,488,303

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$2,053,800	$1,026,900
Accounts payable	9,022,153	8,415,919
Short term loan – bank	4,254,300	4,180,950
Other payables & accrued Liabilities	1,750,848	2,789,792
Customer deposits	1,581,701	1,244,622
Taxes payable	2,844,079	2,096,521
Interest payable	39,089	800,954
Cross currency hedge payable	-	175,986
Current portion of notes payable, net of debt discount of $2,173,797 and $4,420,129 as of September 30, 2009 and December 31, 2008, respectively	6,926,203	1,979,871
Total current liabilities	28,472,173	22,711,515

LONG TERM LIABILITIES:
Amounts due to original shareholder	733,500	733,500
Notes payable, net of debt discount of $0 and $7,969,005 as of September 30, 2009 and December 31, 2008, respectively	-	31,630,995
Fair value of derivative instrument	-	5,762,958
Warrant liability	3,586,948	-

Total liabilities	32,792,621	60,838,968

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 30,803,651 and 22,102,078 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	308	220
Paid-in-capital	216,942,057	95,029,290
Retained earnings	56,243,099	52,100,479
Statutory reserves	17,900,660	14,573,994
Accumulated other comprehensive income	18,706,062	12,945,352
Total shareholders' equity	309,792,186	174,649,335

Total liabilities and shareholders' equity	$342,584,807	$235,488,303

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBPER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$46,932,031	$39,659,669	$116,020,408	$86,076,927

COST OF SALES	30,170,797	25,887,701	75,472,120	50,089,348

GROSS PROFIT	16,761,234	13,771,968	40,548,288	35,987,579

RESEARCH AND DEVELOPMENT EXPENSE	468,309	130,360	1,270,111	414,731

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,249,281	3,122,419	9,393,121	8,193,199

INCOME FROM OPERATIONS	13,043,644	10,519,189	29,885,056	27,379,649

OTHER EXPENSE (INCOME), NET
Other income, net	(1,062,650)	(707,993)	(3,702,914)	(955,182)
Interest expense, net	8,478,316	2,058,543	10,762,228	5,536,054
Loss on cross currency hedge settlement	9,000,000	-	9,000,000	-
Gain on debt extinguishment	(4,155,000)	-	(4,155,000)	-
Change in fair value of warrant	736,546	-	12,177,915	-
Total other expense, net	12,997,212	1,350,550	24,082,229	4,580,872

INCOME BEFORE PROVISION FOR INCOME TAXES	46,432	9,168,639	5,802,827	22,798,777

PROVISION FOR INCOME TAXES	1,954,396	1,414,971	4,475,821	3,460,930

NET (LOSS) INCOME	(1,907,964)	7,753,668	1,327,006	19,337,847

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	292,230	400,094	(2,248)	8,755,781
Change in fair value of derivative instrument	3,322	4,359,163	(3,237,042)	4,109,529
OTHER COMPREHENSIVE INCOME, NET	295,552	4,759,257	(3,239,290)	12,865,310

COMPREHENSIVE (LOSS) INCOME	$(1,612,404)	$12,512,925	$(1,912,284)	$32,203,157

(LOSS) EARNINGS PER SHARE:
Basic	$(0.07)	$0.35	$0.06	$0.99
Diluted	$(0.07)	$0.34	$0.06	$0.92

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	27,076,669	21,981,374	23,861,950	19,619,000
Diluted	27,076,669	23,075,834	24,024,172	20,911,930

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive
	Shares	value	capital	earnings	reserves	income (loss)	Total

BALANCE, January 1, 2008	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$84,616,575

Exercise of stock warrants at $3.50	322,298	3	1,128,040				1,128,043
Exercise of stock options at $3.10	36,624	1	77,499				77,500
Stock issuance for cash at $14.13	3,500,000	35	46,290,708				46,290,743
Stock based compensation			1,368,688				1,368,688
Net income				19,337,847			19,337,847
Adjustment to statutory reserve				(7,243,568)	7,243,568		-
Foreign currency translation gain						8,755,781	8,755,781
Net change related to cash flow hedge						4,109,529	4,109,529
BALANCE, September 30, 2008 (unaudited)	22,002,078	220	93,835,524	44,375,591	16,258,030	11,215,341	165,684,706

Exercise of stock warrants at $7.80	100,000	1	779,999				780,000
Stock based compensation			413,766				413,766
Net income				6,040,852			6,040,852
Adjustment to statutory reserve				1,684,036	(1,684,036)		-
Foreign currency translation gain						758,126	758,126
Net change related to cash flow hedge						971,885	971,885
BALANCE, December 31, 2008	22,102,078	221	95,029,289	52,100,479	14,573,994	12,945,352	174,649,335

Cumulative effect of reclassification
of warrants			(13,613,718)	6,142,280			(7,471,438)
BALANCE, January 1, 2009
as adjusted	22,102,078	221	81,415,571	58,242,759	14,573,994	12,945,352	167,177,897

Exercise of stock warrants at $7.80	1,428,846	14	26,152,124				26,152,138
Stock based compensation			827,218				827,218
Cashless exercise of warrant at $7.80	85,227	1	1,055,266				1,055,267
Stock issuance for cash at $16	7,187,500	72	107,491,878				107,491,950
Net income				1,327,006			1,327,006
Adjustment to statutory reserve				(3,326,666)	3,326,666		-
Foreign currency translation gain						(2,248)	(2,248)
Net change related to cash flow hedge						(3,237,042)	(3,237,042)
Reclassification of change in cash flow hedge to earnings						9,000,000	9,000,000
BALANCE, September 30, 2009 (unaudited)	30,803,651	$308	$216,942,057	$56,243,099	$17,900,660	$18,706,062	$309,792,186

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,327,006	$19,337,847
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,943,019	1,124,953
Amortization of intangible assets	818,118	757,959
Amortization of debt issuance costs	1,172,056	480,455
Amortization of debt discount	10,215,337	3,557,014
Gain on debt extinguishment	(4,155,000)	-
Realized loss on extinguishment of derivative liability	9,000,000	-
Gain on derivative instrument	-	(318,131)
Share-based compensation	827,218	1,368,688
Bad debt expense	544,040	-
Change in fair value of warrants	12,177,915	-
Change in operating assets and liabilities
Notes receivable	884,957	(489,321)
Accounts receivable	(6,702,093)	(5,422,500)
Inventories	9,314,625	1,616,743
Other receivables & prepaid expenses	16,337	4,090,907
Other receivables - related parties	-	(3,364)
Advances on inventory purchases	670,580	1,549,898
Other assets	(277,487)	(155,561)
Accounts payable	604,793	294,195
Other payables & accrued liabilities	(1,037,449)	(2,943,839)
Other payables - related party	-	(47,572)
Customer deposits	336,826	(283,885)
Taxes payable	746,996	311,387
Interest payable	(976,940)	(1,122,000)
Net cash provided by operating activities	37,450,854	23,703,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	5,077,545
Payment for advances on intangible assets	(2,313,190)	-
Payment for advances on equipment purchases	(401,077)	(2,330,053)
Purchase of intangible assets	(30,571)	(258)
Purchase of plant and equipment	(758,515)	(19,761,402)
Additions to construction-in-progress	(5,945,269)	-
Payment to original shareholders for acquisition	-	(49,850,250)
Net cash used in investing activities	(9,448,622)	(66,864,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(513,065)	(2,517,605)
Proceeds from stock issuance	107,491,950	46,290,743
Proceeds received from conversion of warrants and options	11,144,999	1,205,543
Decrease in deposit to secure investment in cross currency hedge	1,000,000	-
Payment of cross currency hedge	(9,000,000)	-
Proceeds from cross currency hedge	-	145,945
Payment on notes payable	(32,745,000)	(4,000,000)
Proceeds from notes payable-short term	4,098,656	-
Payment on notes payable-short term	(3,072,526)	-
Proceeds from short term loan	4,251,110	-
Payment of short term loan	(4,177,815)	(716,850)
Net cash provided by financing activities	78,478,309	40,407,776

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(2,704)	1,994,144

INCREASE (DECREASE) IN CASH	106,477,837	(758,625)

Cash and cash equivalents, beginning of period	48,412,263	45,533,893

Cash and cash equivalents, end of period	$154,890,100	$44,775,268

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 1 - Basis of Presentation

References herein to “we,” “us,” “our,” the “Company” and “Harbin Electric” refer to Harbin Electric, Inc, and its consolidated subsidiaries unless the context specifically requires otherwise.

Harbin Electric designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products. Products are sold in China and to the other international markets. The consolidated financial statements of Harbin Electric reflect the activities of the following subsidiaries.  All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd. (“HTFE”)	Harbin, China	100%
Advanced Automation Group, LLC (“AAG”)	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd.	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd. (“STFE”)	Shanghai, China	100%
Weihai Tech Full Simo Motors Co., Ltd. (“Weihai”)	Weihai, China	100%

Since Weihai was acquired in July 2008, its operating results are reflected in the consolidated balance sheets as of December 31, 2008, and for the three months and nine months ended September 30, 2009 and for the three months ended September 30, 2008.

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2008 Annual Report on Form 10-K.   Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 30, 2009, and our consolidated results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

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

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China (“PRC”) and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits totaling $155,203,999 and $47,783,767, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Two major customers accounted for approximately 31% of the net revenue for the nine months ended September 30, 2009, with each customer individually accounting for 18% and 13%, respectively. At September 30, 2009, the total receivable balance due from these customers was $21,913,836, representing 59% of total accounts receivable. Three major customers accounted for 49% of the net revenue for the nine months ended September 30, 2008, with each customer individually accounted for 19%, 17% and 13%, respectively. At September 30, 2008, the total receivable balance due from these customers was $26,558,664, representing 77% of total accounts receivable.

Four major vendors provided approximately 74% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for 40%, 13%, 11%, and 10%, respectively.  Two major vendors provided 37% of the Company’s purchase of raw materials for the nine months ended September 30, 2008, with each vendor individually accounting for 22% and 15%, respectively. The Company’s accounts payable to these vendors was $3,227 and $0 at September 30, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

Restricted cash

Restricted cash represents amounts set aside by the Company in accordance with the Company’s debt agreements with certain financial institutions.  These cash amounts are designated for the purpose of paying down the principal amounts owed to the financial institutions, and these amounts are held at the same financial institutions with which the Company has debt agreements in the PRC.  Due to the short-term nature of the Company’s debt obligations to these banks, the corresponding restricted cash balances have been classified as current in the consolidated balance sheets.

Accounts receivable

During the normal course of business, the Company extends unsecured credit to its customers.  Management periodically reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

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
SEPTEMBER 30, 2009
(UNAUDITED)

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on its review, the Company believes that, as of September 30, 2009 there were no impairments of its long-lived assets.

Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there an indicator of impairment arises.

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

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2009, management believes there was no impairment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Stock-based compensation

We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

The Company is required to measure the cost of the equity instruments issued in exchange for the receipt of goods or services from other than employees at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Revenue recognition

The Company recognizes sales at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

In addition, revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment.  We charge such costs to cost of goods sold. For our rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. The returns and defects have not been material. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Shipping and handling costs are included in selling, general and administrative costs and totaled $618,070 and $529,030 for the three months ended September 30, 2009 and 2008, respectively, and $1,567,634 and $962,917 for the nine months ended September 30, 2009, and 2008, respectively.

Income taxes

The Company reports income taxes pursuant to FASB’s accounting standard for income taxes. Under  the asset and liability method of accounting for income taxes as required by this accounting standard, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  FASB’s accounting standard for accounting for uncertainty in income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of January 1, 2007, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  $137,122 and $0 was recorded as deferred tax amounts as of September 30, 2009 and December 31, 2008, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The Company’s subsidiaries were paying the following tax rate for the three months and nine months ended:

	September 30, 2009 (Unaudited)		September 30, 2008 (Unaudited)
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption		Effective Income Tax Rate
HTFE	15%	10%	15%		10%

Weihai	-%	25%	-	% (a)	25	% (a)

(a) Weihai was acquired in July 2008 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the three-month period ended September 30, 2008.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2009	2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	-34	-34
China income taxes	25	25
China income tax exemption	-14	-14
Other item (b)	4,198	4
Effective income taxes	4,209%	15%

(b)  The 4198 % and 4%  represents the $15,803,904 and $2,750,771 of expenses incurred by Harbin Electric and its subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended September 30, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30:

	2009	2008
U.S. Statutory rates	34%	34%
Foreign income not recognized in USA	-34	-34
China income taxes	25	25
China income tax exemption	-14	-15
Other item (c)	66	5
Effective income taxes	77%	15%

(c)  The 66 % and 5% represent the $30,941,952 and $9,587,833 of expenses incurred by Harbin Electric and its subsidiaries AEM and AAG that are not subject to PRC income tax for the nine months ended September 30, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The estimated tax savings for the three months ended September 30, 2009 and 2008 amounted to $2,111,267 and $1,482,029, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $(0.07) to $(0.14) in 2009 and $0.35 to $0.28 in 2008.

The estimated tax savings for the nine months ended September 30, 2009 and 2008 amounted to $4,973,700 and $4,652,412, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.06 to $(0.15) in 2009 and $0.99 to $0.75 in 2008, respectively.

Harbin Electric, Inc., Advanced Electric Motors, Inc. and Advanced Automation Group, LLC were organized in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2009.  The net operating loss carry forwards for United States income taxes amounted to $27,366,726 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, from 2024 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the nine months ended September 30, 2009 was an decrease of approximately $551,941. Management will review this valuation allowance periodically and make adjustments accordingly.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 111,690,248 as of September 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $18,237,779 and $10,740,918 for the nine months ended September 30, 2009 and $14,853,031 and $9,563,848 for the same period of 2008, respectively. VAT on sales and VAT on purchases amounted to $5,542,376 and $3,154,460 for the three months ended September 30, 2009 and $7,986,221 and $5,843,987 for the same period of 2008, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Taxes payable consisted of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
VAT tax payable	$1,193,486	$1,019,771
Individual income tax payable	9,368	4,281
Corporation income tax payable	1,557,618	956,583
Other miscellaneous tax payable	83,607	115,886
Total	$2,844,079	$2,096,521

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $10,983 and $176 for the three months ended September 30, 2009 and 2008, respectively. The Company incurred $68,088 and $6,105 for the nine months ended September 30, 2009 and 2008, respectively.

Fair value of financial instruments

On January 1, 2008, the Company adopted FASB’s accounting standard related to fair value measurements and began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

As of September 30, 2009, the outstanding principal on the Company’s note payable, evaluated under these accounting standards, amounted to $6,926,203.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Effective January 1, 2009, 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.5 million to warrant liabilities to recognize the fair value of such warrants. In May 2009, 234,615 warrants were exercised through cashless conversion.  In August of 2009, another 1,428,846 warrants were exercised.  As of September 30, 2009, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was approximately $3.6 million.  The Company recognized approximately $12.2 million of loss from the change in fair value of the warrants for the nine months ended September 30, 2009 and $0.7 million of loss from change in fair value of the same amount of warrants for the three months ended September 30, 2009, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	2.92	3.67
Risk-free interest rate	1.41%	1.20%
Expected volatility	70%	66%

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

	Carrying Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Fair value of warrant liabilities	$3,586,948		$3,586,948

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

A summary of warrant activity for the nine months ended September 30, 2009 is provided elsewhere in this footnote and in Note 14.  Other than the derivative instruments, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Derivative instrument

The Company uses a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt.  This type of derivative financial instrument is known as a cash flow hedge.  Cash flow hedges are defined by FASB’s accounting standards related to Derivative Instruments and Hedging Activities as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive.  For the nine months ended September 30, 2009, $9 million was transferred from accumulated other comprehensive income to other expenses due to termination of currency hedge.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Translation adjustments resulting from this process amounted to a loss of $(2,248) and a gain of $8,755,781 for the nine months ended September 30, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at September 30, 2009 were translated 6.84 RMB to $1.00 as compared to 6.82 RMB at December 31, 2008.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2009 and 2008 were 6.84 RMB and 7.00 RMB to $1.00, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Transaction gain of $432,657 and loss of $(465,560) were recognized during three months ended September 30, 2009 and 2008. The amount has recorded in the statement of operations during the period, respectively. Transaction gain of $227,967 and loss of $(465,560) were recognized during nine months ended September 30, 2009 and 2008, respectively.

Note 3 – Recent Accounting Pronouncements

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations..The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 4 – Inventories

The following is a summary of Inventories by major category:

	September 30,	December 31,
	2009 (Unaudited)	2008
Raw and packing materials	$3,985,418	$2,702,417
Work in process	3,837,483	7,978,350
Finished goods	4,815,500	11,279,317
Total	$12,638,401	$21,960,084

Note 5 – Plant and equipment

The following table presents details of our property and equipment:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Buildings	$26,450,313	$26,440,241
Office equipment	1,015,897	925,372
Production equipment	8,571,235	7,908,020
Vehicles	1,474,782	1,472,593
Construction in progress	67,084,561	61,095,712
Total	104,596,788	97,841,938
Less: accumulated depreciation	(4,861,320)	(2,909,939)
Property and equipment, net	$99,735,468	$94,931,999

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in Harbin manufacture plant.  The Company expects the Shanghai plant to be completed on or before the end of year 2010.

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $655,509 and $691,247, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $1,943,019 and $1,124,593, respectively.

As of September 30, 2009 and December 31, 2008, a total of $6,605,485 and $3,634,014, of interest was capitalized into construction in progress, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 6 – Goodwill and other intangible assets

Net intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
Goodwill	$12,273,778	$12,273,778
Land use rights	1,543,206	1,531,202
Patents	6,629,028	6,629,028
Less: accumulated amortization	(2,529,974)	(1,729,833)
Intangible assets, net	$17,916,038	$18,704,175

Amortization expense for the three months ended September 30, 2009 and 2008 amounted to $293,158 and $252,442, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $818,118 and $757,959, respectively.

Note 7 – Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of September 30, 2009 and December 31, 2008, advances for intangible assets amounted to $4,207,356 and $1,892,430, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site"). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42,840,000) ("Fee"), approximately 67% or $4.21 million (RMB 21,320,000) has been paid as of September 30, 2009  with the remaining balance payable in installments This investment amount includes fees, improvement costs, constructing a factory building and installing necessary equipment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Note 8 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from sales in PRC. Summarized financial information concerning the Company’s revenues based on geographic areas for the three months and nine months ended September 30, 2009 and 2008 are as follows:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

	Three Months ended September 30,
	2009	2008
	Unaudited	Unaudited
Geographic Area
China	$43,634,474	$33,600,231
International	3,297,557	6,059,438
Total sales	46,932,031	39,659,669

Cost of sales - China	28,331,369	22,557,370
Cost of sales - International	1,839,428	3,330,331
Total cost of sales	30,170,797	25,887,701
Gross profit	$16,761,234	$13,771,968

	Nine Months ended September 30,
	2009	2008
	Unaudited	Unaudited
Geographic Area
China	$105,878,950	$73,121,626
International	10,141,458	12,955,301
Total sales	116,020,408	86,076,927

Cost of sales - China	69,776,860	42,893,503
Cost of sales - International	5,695,260	7,195,845
Total cost of sales	75,472,120	50,089,348
Gross profit	$40,548,288	$35,987,579

Note 9 – Financing

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

The Notes are governed by an indenture, dated August 30, 2006, entered into among the Company, AEM as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50 million aggregate principal amount of the Notes, Citadel subscribed to $38 million of the principal amount of the Notes, which were scheduled to mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12 million of the principal amount of the Notes, which were scheduled to mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of the Company’s other existing and future subsidiaries (other than subsidiaries domiciled in the People's Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations under the Notes.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The 2010 Notes bore interest, payable semi-annually in arrears commencing March 1, 2007, at a rate equal to LIBOR plus 4.75%. The 2010 Notes bore an additional 4% interest on any overdue principal and premium, if any, including interest on overdue interest, to the extent permitted by law.

The 2010 Notes were redeemable at the option of the Company, in whole but not in part, at any time after September 1, 2007, initially at 106% of the principal amount thereof and declining to 100% of the principal amount on September 1, 2009. The 2010 Notes were subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount.

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

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Note Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Note Repurchase and (ii) the Proposed 2012 Note Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  After principal payment of $2,400,000 made on September 1, 2009, the 2012 Note balance as of September 30, 2009 amounted to $9,100,000, which will be fully paid off in 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

On July 14, 2009, the Company entered into a Letter Agreement with Merrill Lynch International and ABN AMRO Bank N.V., London Branch (the “Merrill Agreement”). Pursuant to the Merrill Agreement, the Company was granted the option to repurchase, all (but not part),  of the remaining $6 million 2010 Notes held by Merrill Lynch International ($3 million) and ABN AMRO Bank N.V., London Branch  ($3 million) before July 31, 2009.  On July 31, 2009, the Company paid a total of $5,983,844 to repurchase the 2010 Notes, which amount was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes held by the Holders plus $163,844 representing accrued and unpaid interest on the 2010 Notes to but excluding the Repurchase Date. As of August 5, 2009, the repurchase have been completed and the 2010 Notes were cancelled and the Company recorded a gain of $180,000 from the repurchase transaction.

The following table disclosed the combined aggregate amounts of maturities for all long-term borrowings disclosed for each of the five years following September 30, 2009:

Contractual Obligations	2012 Notes	2010 Notes	Total
2010	$9,100,000	$-	$9,100,000
Thereafter	-	-	-
Total	$9,100,000	$-	$9,100,000

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

The warrant agreements contain a cashless exercise provision.  During the nine months ended September 30, 2009, 234,615 of 2009 Warrants outstanding were exercised by cashless transaction and 85,227 shares of common stock were issued upon this exercise.  In addition, the remaining 1,428,846 of the First Tranche 2012 Warrants were exercised at price of $7.80.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $8,207,689 and $1,254,143 were amortized to interest expense for the three months ended September 30, 2009 and 2008, respectively and $10,215,337 and $3,557,014 were amortized to interest expense for the nine months ended September 30, 2009 and 2008, respectively. The carrying value of the debt is as follows as of September 30, 2009 and December 31, 2008:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Unaudited)
Principal amount	$9,100,000	$46,000,000
Less unamortized discount	(2,173,797)	(12,389,134)
Notes payable, net	$6,926,203	$33,610,866

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. $900,836 and $128,507 were amortized to interest expense for the three months ended September 30, 2009 and 2008, respectively.   $1,172,056 and $480,455 were amortized to interest expense for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, unamortized debt issuance costs totaled $500,223 and $1,672,279, respectively.

The Company’s short term loan as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Loan from Agriculture Bank in city of Wendeng, due October 2009. Monthly interest-only payments at 8.36% per annum, secured by assets	$-	$3,007,350

Loan from CITIC Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	3,080,300	-

Loan from Commercial Bank in city of Wendeng, due August 2009. Monthly interest-only payments at 7.47% per annum, guaranteed loan	-	1,173,600

Loan from Commercial Bank in city of Wendeng, due August 2010. Monthly interest-only payments at 4.8675% per annum, guaranteed loan	586,000	-

Loan from Commercial Bank in city of Wendeng, due September 2010. Monthly interest-only payments at 4.8675% per annum, guaranteed loan	586,000	-

Total Short term loan - bank	$4,254,300	$4,180,950

Net interest expense for the nine months and three months ended September 30, 2009 and 2008 was comprised of the following:

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

For the nine months ended September 30,	2009	2008
Amortization of debt discount	$10,215,337	$3,557,014
Amortization of debt issuance costs	1,172,056	480,457
Interest expense	226,319	1,997,550
Interest earned on cash deposits	(623,517)	(947,269)
Interest expense on derivative instrument	-	448,302
Foreign currency transaction gain	(227,967)	-
Interest expense, net	$10,762,228	$5,536,054

For the three months ended September 30,	2009	2008
Amortization of debt discount	$8,207,689	$1,254,143
Amortization of debt issuance costs	900,836	128,509
Interest expense	54,335	572,331
Interest earned on cash deposits	(251,887)	(537,473)
Interest expense on derivative instrument	-	641,033
Foreign currency transaction loss	(432,657)	-
Interest expense, net	$8,478,316	$2,058,543

Note 10 – Derivative instrument

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement required semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the three months ended September 30, 2009 and 2008, gain of $3,322 and $4,359,163 was recorded on the derivative instrument, respectively, in other comprehensive income.  For the nine months ended September 30, 2009 and 2008, ($3,237,042) and $4,109,529 was recorded as (loss) gain on the derivative instrument, respectively, in other comprehensive income.

Effective September 1, 2009, the whole Original Swap, with outstanding USD notional of 35,600,000 and outstanding CNY notional of 281,240,000 was unwind with $9,000,000 premium payment made to Merrill Lynch.  As a result, $9,000,000 was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap.  There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap prior to unwind.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

During the three months ended September 30, 2009, the Company recognized $556,500 of loss from derivative transactions.  During the nine months ended September 30, 2009, the Company paid $1,299,764 as hedging payment and the Company recognized $1,123,778 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge receivable balance at December 31, 2008	$175,986
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(1,299,764)
Loss from derivative transactions	1,123,778
Cross currency hedge payable balance at September 30, 2009 (Unaudited)	$-

Note 11 – Business combinations

On July 10, 2008, the Company’s subsidiary HTFE entered into an Equity and Assets Transfer Agreement (the “Agreement”) with respect to the acquisition by HTFE of Weihai Tech Full Simo Motors Co., Ltd., a PRC corporation (“Weihai”) for an aggregate price of approximately $54.7 million (RMB 375 million), payable in cash. In connection with the acquisition of Weihai by Harbin Tech Full, an independent third party appraiser was engaged by Harbin Tech Full to perform an appraisal of certain of the assets of Weihai to be acquired by the Company. The assets evaluated included fixed assets (equipment and buildings), construction in progress, and intangible assets (land-use rights). The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The Company’s management also performed an internal evaluation, taking into account of the appraiser’s evaluation report, to determine the fair value of these assets reported in the financial statements.  For current assets, the management used the adjusted book value. Based on this evaluation, the management determined that the purchase price exceeded the fair value of Weihai’s net assets by $12.3 million, which was recognized as goodwill. The results of operations of the acquired company is included in the consolidated statement of income for the three months and nine months ended September 30, 2009 and in the consolidated statement of income for the three months ended September 30, 2008.

Amounts due to original shareholders represent the unpaid portion for the acquisition of Weihai As of September 30, 2009, HTFE had payables of $733,500 (RMB 5 million), which will be paid within two years from the acquisition date.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Net Book Value	Fair Value
Current assets	$43,572,481	$43,572,481
Property, plant and equipment, net	22,350,703	22,350,703
Other noncurrent assets	1,201,828	1,201,828
Goodwill	-	12,273,778
Total assets	67,125,012	79,398,790
Total liabilities	24,590,248	24,590,248
Net assets	$42,534,764	$54,808,542

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Pro Forma

The following unaudited pro forma condensed income statement for the nine and three months ended September 30, 2009 and 2008 were prepared under generally accepted accounting principles, as if the acquisition of Hengda had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the nine months ended September 30,	2009	2008
Sales	$116,020,408	$110,342,355
Cost of Goods Sold	75,472,120	70,990,219
Gross Profit	40,548,288	39,352,136
Operating Expenses	10,663,232	9,406,616
Income from Operations	29,885,056	29,945,520
Other expense, net	24,082,229	2,591,587
Income Tax	4,475,821	4,601,720
Net Income	$1,327,006	$22,752,213

Note 12 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of September 30, 2009 and December 31, 2008, the Company was obligated under the non cancelable commitments to purchase materials totaling to $3,437,762 and $305,100, respectively.  These commitments are short-term and expire within one year.  The Company has experienced no losses on these purchase commitments over the years.

On April 9, 2009, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments to AAG by March 31, 2009.  The Company has invested a total of $2 million to AAG as of September 30, 2009 and has the remaining $1,000,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1,000,000 to AAG at a later date according to actual needs.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 67% or $4.2 million (RMB 28.7 million) of which has been paid with the balance payable in installments. The amount paid is recorded as advances on intangible assets for $4,207,356 and $1,481,670 as of September 30, 2009 and December 31, 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 13 – Earnings per share

FASB requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations:

For the three months ended September 30:	2009	2008

Net (loss) income for basic and diluted earnings per share	$(1,907,964)	$7,753,668

Weighted average shares used in basic computation	27,076,669	21,981,374
Diluted effect of stock options and warrants	-	1,094,460
Weighted average shares used in diluted computation	27,076,669	23,075,834

(Loss) Earnings per share:
Basic	$(0.07)	$0.35
Diluted	$(0.07)	$0.34

	2009	2008

Net income for basic and diluted earnings per share	$1,327,006	$19,337,847

Weighted average shares used in basic computation	23,861,950	19,619,000
Diluted effect of stock options and warrants	162,222	1,292,930
Weighted average shares used in diluted computation	24,024,172	20,911,930

Earnings per share:
Basic	$0.06	$0.99
Diluted	$0.06	$0.92

For the three months ended September 30, 2009, a total of 260,000 options were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation.  For the nine months ended September 30, 2009, a total of 260,000 options were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation.

Note 14 – Shareholders’ equity

Common stock

On August 5, 2009, the Company closed an offering of 6,250,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of approximately $93.4 million from the offering, after deducting underwriting discounts and estimated offering expenses.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

On August 17, 2009, the Company issued an additional 937,500 shares of common stock at the public offering price of $16.00 per share, pursuant to the over-allotment option exercised in full by Roth Capital Partners, LLC in connection with its public offering that closed on August 4, 2009. The exercise of the over-allotment option brings the total number of shares sold by the Company in this public offering to 7,187,500 and the total gross proceeds to $115 million. The aggregate net proceeds received by the Company totaled approximately $107.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

For the nine months ended September 30, 2009, the Company transferred $3,326,666 representing 10% of the current quarter’s net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $34.6 million and $25.4 million as of September 30, 2009 and December 31, 2008, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2008	2,454,960
Granted	-
Forfeited	(2,504)
Exercised	(322,298)
Outstanding as of September 30, 2008 (Unaudited)	2,130,158
Granted	-
Forfeited	-
Exercised	(100,000)
Outstanding as of December 31, 2008	2,030,158
Granted	-
Forfeited	-
Cancelled	-
Exercised	(1,663,461)
Outstanding as of September 30, 2009 (Unaudited)	366,697

Following is a summary of the status of warrants outstanding at September 30, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	2.92	$10.84	366,697	2.92
Total	366,697			366,697

Options

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	761,250	$9.69	$12,370,313
Granted	-	-	-
Forfeited	(26,667)	8.1	-
Exercised	(40,000)	3.10	-
Outstanding as of September 30, 2008 (Unaudited)	694,583	$10.27	$1,097,441
Granted	-		-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of September 30, 2009 (Unaudited)	669,583	$10.19	$4,479,510

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining	Average Exercise Price	Number	Average Remaining
$3.10	110,000	0.33	$3.10	110,000	0.33
$8.10	299,583	1.33	$8.10	299,583	1.33
$15.60	260,000	1.22	$15.60	156,000	1.22
Total	669,583			565,583

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately preceding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd, the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period.  For the three months ended September 30, 2009 and 2008, a total of $99,556 and $99,556 has been expensed and included in the stock compensation expenses, respectively. For the nine months ended September 30, 2009 and 2008, a total of $298,667 and $298,667 has been expensed and included in the stock compensation expenses, respectively.

For three months ended September 30, 2009 and 2008, stock compensation expense amounted to $242,928 and $456,223, respectively.

For nine months ended September 30, 2009 and 2008, stock compensation expense amounted to $827,218 and $1,368,688, respectively.

Note 15 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FASB’s accounting standard. The following information relates to non-cash activities for 2009 and 2008.

Total interest paid amounted to $11,050,500 and $3,216,311 for the nine months ended September 30, 2009 and 2008, respectively.

Total income tax paid amounted to $3,503,929 and $3,288,915 for the nine months ended September 30, 2009 and 2008, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Note 16 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. The Company’s employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in China generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $277,638 and $195,614 for the nine months ended September 30, 2009 and 2008, respectively. The Company made contributions to employment benefits, including pension, of $107,965 and $146,336 for the three months ended September 30, 2009 and 2008, respectively.

Note 17– Subsequent Events

On October 2, 2009, HTFE entered into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“the Company”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which is 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for a purchase price of equal to no less than six (6) times and no more than eight (8) times the 2008 audited net profit s of Simo Motor.  Pursuant to the Agreement, Harbin Tech Full shall be required to make a payment to the Selling Shareholders equivalent to six (6) times the 2008 audited net profit of Simo Motor within ten (10) business days after the effectiveness of the Agreement.  Upon verification of the assets and capital of Simo Motor within seven months of the closing date of the acquisition, Harbin Tech Full may be required to make an additional payment to the Selling Shareholders in an amount not to exceed two (2) times the 2008 audited net profit of Simo Motor.

On October 13, 2009, the Company completed the acquisition of Simo Motor. As of the closing date, Harbin Tech Full had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

On October 22, 2009, the Company utilized approximately $84 million (RMB 572,665,304) of the net cash proceeds from its public offering in August 2009 in connection with its acquisition of Xi’an Tech Full Simo Motor Company, Ltd. The Company may be required to make an additional cash purchase price payment within seven months of the closing date of the acquisition.

We have performed an evaluation of subsequent events for the accompanying financial statements and notes included through November 9, 2009, the date these consolidated financial statements were issued, to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the financial statements as of September 30, 2009.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

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

Inventories

Inventory levels are based on projections of future demand and market conditions. Inventory is valued at the lower-of-cost-or-market using the weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventory is written-down to the lower-of-cost-or-market, it is not marked up subsequently based on changes in underlying facts and circumstances.

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

Revenue Recognition

The Company recognizes sales at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

In addition, our revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment. We charge such costs to cost of goods sold. For rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material.

Stock-Based Compensation

We are required to estimate the fair value of share-based awards on the date of grant. The value of the award is principally recognized as expense ratably over the requisite service periods. The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights on a quarterly basis. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our equity awards, as it does not consider other factors important to those awards to employees, such as continued employment, periodic vesting requirements and limited transferability.

The Company is required to measure the cost of the equity instruments issued in exchange for the receipt of goods or services from other than employees at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.

Stock compensation expense is recognized based on awards expected to vest. GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Derivative Financial Instruments

The Company used a cross-currency interest rate swap to hedge its exposure under the 2012 Notes. The derivative is initially recognized in the balance sheet at cost and subsequently re-measured at fair value each reporting period. Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of deferred taxes; changes in fair values of derivative financial instruments not qualifying as hedges are reported in income.

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

The Company terminated the cross-currency interest rate swap agreement during the third quarter of 2009. Therefore, this derivative financial instrument is no longer recognized in the quarterly financial statements as a liability beginning in the third quarter of 2009.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB’s accounting standard related to fair value measurements and began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels.

New accounting pronouncements adopted

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations..The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

For the third quarter of 2009, total revenues were $46.93 million, compared with $39.66 million in the third quarter of 2008 and $38.36 million in the second quarter of 2009, reflecting an 18% growth year-over-year and 22% growth sequentially.

Compared with the third quarter of 2008, the sales growth was driven by growth in linear motor and industrial rotary motor business. Linear motor sales were up 18% mainly due to significant higher sales of oil pumps to Daqing oil field, with 259 units sold versus 64 units in the third quarter of 2008. Higher sales in oil pumps more than offset the sales decline in other linear motors and related systems. Industrial rotary motor sales were up 37%, reflecting continued strong demand in rotary motors.

Compared with the second quarter of 2009, total sales grew 22%, driven by a 42% growth in linear motors and a 22% growth in the industrial rotary motor businesses, while the sales in specialty micro-motors and other products remained relatively flat. Robust sales in oil pumps were the major contributor to the sales growth of linear motors (259 units of oil pumps in the third quarter of 2009 versus 105 units in the second quarter of 2009).

International sales totaled $3.30 million for the quarter, down 45% and 7% compared with $6.06 million and $3.58 million in the third quarter of 2008 and the second quarter of 2009, respectively, reflecting a slower recovery of economic activities in North America.

The following table presents the revenue contribution by percentage for each major product line in the third quarter of 2009 in comparison with the third quarter of 2008 and the second quarter of 2009.

	Percent of Total Revenues (%)
Product Line	3Q09	3Q08	2Q09
Linear Motors and Related Systems	35.0%	35.0%	30.1%
Specialty Micro-Motors	18.0%	23.0%	22.3%
Rotary Motors	44.0%	38.0%	44.1%
Others	3.0%	4.0%	3.5%
Total	100%	100%	100%

International Sales	7.0%	15.3%	9.3%

Net Income

The Company recorded a net loss of $1.91 million, or a loss of $0.07 per diluted share, in the quarter, which included special non-cash and non-recurring items totaling a net loss of $12.86 million or $(0.47) per diluted share. This compared with a net income of $7.75 million, or $0.34 per diluted share, in the third quarter of 2008 and a net loss of $5.42 million, or $(0.24) per diluted share, in the second quarter of 2009, which included special non-cash charges and non-recurring items totaling a net loss of $12.84 million or $(0.58) per diluted share.

The management of Harbin Electric uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as special non-cash charges.  The Company’s management believes that these non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because these measures reflect the essential operating activities of Harbin Electric and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand Harbin Electric's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of Harbin Electric compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended
	September 30		June 30
	2009	2008	2009
Net Income (Loss)	$(1,907,964)	$7,753,668	$(5,419,364)
Deduct:
Other Income - Government grant	$0	$0	$(1,172,560)
Gain on debt repurchase	$(4,155,000)	$0	$0
Add Back:
Amortization associated with debt repurchase	$7,279,487	$0	$0
Loss on cross currency interest rate swap settlement	$9,000,000	$0	$0
Change in fair value of warrant	$736,546	$0	$14,014,790
Adjusted Net Income	$10,953,069	$7,753,668	$7,422,866

Diluted EPS	$(0.07)	$0.34	$(0.24)
Deduct:
Other Income - Government grant	$0.00	$0.00	$(0.05)
Gain on debt repurchase	$(0.15)	$0.00	$0.00
Add back:
Amortization associated with debt repurchase	$0.27	$0.00	$0.00
Loss on cross currency interest rate swap settlement	$0.33	$0.00	$0.00
Change in fair value of warrant	$0.02	$0.00	$0.62
Adjusted Diluted EPS	$0.40	$0.34	$0.33

During the third quarter of 2009, the Company repurchased $26.5 million 2012 Notes at a discount of 15% and the remaining $6 million 2010 Notes at a discount of 3%, which resulted in a total gain of $4.16 million. As a result of the debt repurchase, the Company recorded a $7.28 million additional amortization of debt discount and debt issuance costs associated with the repurchased portion of the debt. During the quarter, the Company also terminated the cross currency interest rate swap agreement that was intended as a cash flow hedge on the scheduled payments of the $38 million 2012 Notes. As a result, $9 million was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap. There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap prior to unwind.

The adjusted net income of $10.95 million, or the adjusted EPS of $0.40 per diluted share, for the third quarter of 2009 in the table above excluded a gain of $4.16 million on debt repurchase, a loss of $7.28 million additional amortization of debt discount and debt issuance costs associated with the repurchase of 2010 Notes and 2012 Notes, a loss of $9 million due to the termination of the cross currency interest rate swap, and a loss of $0.74 million due to change in fair value of the warrants outstanding.  This adjusted net income compared, on the same basis, with the net income of $7.75 million, or $0.34 per diluted share, in the third quarter of 2008 and the adjusted net income of $7.42 million, or $0.33 per diluted share, in the second quarter of 2009.

Compared to the third quarter of 2008, the higher adjusted net income was primarily driven by higher sales. Other factors such as higher gross margin, higher non-operating income, and, relatively lower operating cost and lower interest expense also contributed.

Compared to the second quarter of 2009, the higher adjusted net income was mainly attributable to higher sales, higher gross margin, and relatively lower operating cost.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the third quarter of 2009, in comparison to the third quarter of 2008 and the second quarter of 2009. The improvement in overall gross profit margin was primarily due to changes in product mix where sales of higher gross margin oil pumps increased sharply in the quarter. The slight decline in gross margin in the industrial rotary motor business was mainly due to higher raw material costs.

	Gross Profit Margin (%)
Product Line	3Q09	3Q08	2Q09
Linear Motors and Related Systems	62.1%	53.9%	56.9%
Specialty Micro-Motors	40.4%	40.6%	40.4%
Rotary Motors	11.8%	12.3%	13.2%
Others	48.1%	47.1%	48.0%
Corporate Average	35.7%	34.7%	33.5%

International Business	44.2%	45.0%	42.6%

Operating Profit

Operating profits of $13.04 million in the third quarter of 2009 increased from $10.52 million in the third quarter of 2008 and $8.82 million in the second quarter of 2009, representing a 24% year over year growth and a 48% growth sequentially.

Compared to the third quarter of 2008, higher operating profit benefited from increased sales and improved gross margin. Total operating costs including selling, general and administrative (“SG&A”) expenses and research & development (R&D) expenses, were $3.72 million for the current quarter, compared to $3.25 million for the same quarter in 2008. As a percentage of total sales, operating costs decreased from 8.2% to 7.9%. Operating margin was improved to 27.8% from 26.5% in the same quarter of last year. The margin improvement was primarily attributable to a higher gross margin and relatively lower operating costs.

Compared to the second quarter of 2009, operating profits increased by $4.23 million, primarily driven by higher sales, higher gross margin, and lower SG&A expenses. Operating margin improved to 27.8% from 23.0% in the previous quarter, driven by higher gross margin and lower SG&A expenses. As a percentage of total sales, operating costs declined to 7.9% from 10.6% in the last quarter.

Interest expense

Net interest expense was $8.48 million for the current quarter, which included $8.21 million amortization of debt discount, of which $6.60 million was related to the debt repurchase, and $0.90 million to amortization of debt issuance costs, of which $0.68 million was related to the debt repurchase. Excluding these special charges, net interest expense was $1.20 million. This compares to net interest expense of $2.06 million for the third quarter of 2008 and $0.84 million for the second quarter of 2009.  In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost.

Income Taxes

The income tax provision was $1.95 million for the current quarter, compared with $1.41 million and $1.48 million for the third quarter of 2008 and the second quarter of 2009, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

For the nine months ended September 30, 2009, the Company reported total revenues of $116.02 million, compared with $86.08 million for the nine months ended September 30, 2008, up 35% year-over-year.  International sales totaled $10.14 million, or 8.7% of total sales, for the current period, compared with $12.96 million in the corresponding period of prior yeas.

Compared with the nine months ended September 30, 2008, the sales growth was primarily attributable to the $33.38 million higher sales in the industrial rotary motors. This business was acquired in July 2008. Therefore, the nine month sales in 2008 only included one quarter of sales contribution from this business, while the nine month sales in 2009 benefited from three quarters of sales contribution from the business. Linear motor sales were up 8%, primarily due to higher oil pump sales (424 units in the nine months ended September 30, 2009 compared to 183 units in the nine months ended September 30, 2008), partially offset by lower sales in other linear motors. Specialty micro-motor sales declined 14% year over year, with export sales down 26% and domestic sales down 9%, reflecting a slower recovery in export market.

Net Income

The Company recorded a net income of $1.33 million, or $0.06 per diluted share, in the nine months ended September 30, 2009, which included special non-cash and non-recurring items totaling a net loss of $23.13 million or $(0.96) per diluted share. This compared with a net income of $19.34 million, or $0.92 per diluted share, in the nine months ended September 30, 2008.

The following table presents the adjusted net income and a reconciliation of the non-GAAP measure to the GAAP net income.

	Nine Months Ended September 30
	2009	2008
Net Income (Loss)	$1,327,006	$19,337,84779
Deduct:
Other Income - Government Grant	$(1,172,560)	$0
Gain on debt repurchase	$(4,155,000)	$0
Add back:
Amortization associated with debt repurchase	$7,279,487	$0
Loss on cross currency interest rate swap settlement	$9,000,000	$0
Change in fair value of warrant	$12,177,915	$0
Adjusted Net Income	$24,456,848	$19,337,847

Diluted EPS	$0.06	$0.92
Deduct:
Other Income - Government Grant	$(0.05)	$0.00
Gain on debt repurchase	$(0.17)	$0.00
Add back:
Amortization associated with debt repurchase	$0.30
Loss on cross currency interest rate swap settlement	$0.37
Change in fair value of warrant	$0.51	$0.00
Adjusted EPS	$1.02	$0.92

The adjusted net income of $24.46 million, or the adjusted EPS of $1.02 per diluted share, for the nine months ended September 30, 2009 in the table above excluded a gain of $1.17 million (RMB 8 million) government grant, a gain of $4.16 million on debt repurchase, a loss of $7.28 million additional amortization of debt discount and debt issuance costs associated with the repurchase of 2010 Notes and 2012 Notes, a loss of $9 million due to the termination of the cross currency interest rate swap, and a loss of $12.18 million due to change in fair value of the warrants outstanding. This adjusted net income compared, on the same basis, with the net income of $19.34 million, or $0.92 per diluted share, in the nine months ended September 30, 2008. The higher adjusted net income for the current period primarily benefited from contributions of industrial rotary motor business, higher oil pump sales, higher other income, reduced operating costs as a percent of total sales, and lower interest expenses.

Operating Profit

Operating profits were $29.89 million and $27.38 million in the nine months ended September 30, 2009 and 2008, respectively, up 9% year over year.  This gave an operating margin of 25.8% in the current period versus 31.8% in the corresponding period of last year. The decline in operating margin was mainly due to changes in product mix where lower gross margin industrial rotary motor business contributed more to the sales.

Total operating costs including selling, general and administrative (“SG&A”) expenses and research & development (R&D) expenses, increased to $10.66 million from $8.61 million for the same period last year, mainly due to higher shipping and handling costs, higher depreciation expense and other administrative costs associated with higher sales activities. However, as a percentage of total sales, the operating costs were reduced to 9.2% from 10.0% in the corresponding period in 2008.

Interest expense

Net interest expense was $10. 76 million for the nine months ended September 30, 2009. This included $10.22 million amortization of debt discount, of which $6.60 million was related to the debt repurchase, and $1.18 million to amortization of debt issuance costs, of which $0.68 million was related to the debt repurchase. Excluding these special charges, net interest expense was $3.48 million. This compares to net interest expense of $5.54 million for the same period in 2008. In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost.  The lower interest expense in the current period was mainly due to lower debt amount and higher capitalization of interest expense.

Income Taxes

The income tax provision was $4.48 million for the nine months ended September 30, 2009, compared with $3.46 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

A major factor of the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which supports major acquisitions and capital investments for business growth.

Our liquidity position remains strong, supported by approximately $154.9 million in cash and cash equivalents as of September 30, 2009, compared to $48.4 million as of December 31, 2008. The increase in cash and cash equivalents was mainly driven by cash generated from operations, cash proceeds from the conversion of outstanding warrants, and cash proceeds from the issuance of 7,187,500 shares of common stock at $16/share in a public offering during the third quarter.  Cash provided by operating activities totaled $37.5 million for the nine months ended September 30, 2009. Net proceeds from the conversion of warrants totaled $11.1 million. Net proceeds from stock issuance totaled $107.5 million.

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

The Notes are governed by an indenture, dated August 30, 2006, entered among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which were scheduled to mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which were schedule to mature on September 1, 2010 (the “2010 Notes”). Pursuant to the indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

As security for the Notes, we and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated August 30, 2006, to secure the Notes by pledging all the shares of AEM common stock held by us.

The 2010 Notes bore interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 4.75%. The 2010 Notes were subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at a price equal to 100% of such principal amount.  We made $4 million in principal payments in 2008 and another $2 million in principal payments in March 2009 for the 2010 Notes.

On July 14, 2009, the Company entered into a Letter Agreement with Merrill Lynch and ABN AMRO Bank N.V., London Branch, pursuant to which Merrill Lynch and ABN/AMRO each agreed to waive each and every applicable provision of the Indenture but only to the fullest extent necessary solely to permit the Company to repurchase, all (but not part), of the remaining $6 million 2010 Notes held by Merrill Lynch ($3 million) and ABN AMRO Bank N.V., London Branch ($3 million) on or prior to July 31, 2009 for a repurchase price equal to 97% of the aggregate principal amount of the 2010 Notes plus accrued and unpaid interest to but excluding the repurchase date.  On July 31, 2009, the Company paid a total of $5,983,844 to repurchase the 2010 Notes, which was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes held by the Merrill Lynch and ABN AMRO Bank N.V., London Branch plus $163,844 representing accrued and unpaid interest on the 2010 Notes to but excluding the repurchase date of the 2010 Notes.  On August 5, 2009, the 2010 Notes were cancelled.

The 2012 Notes bear interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amounts of $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at price equal to 100% of such principal amount. We made a mandatory redemption of $2.4 million principal amount of the 2012 Notes on September 1, 2009.

On June 1, 2009, the Company and Citadel Equity Fund Ltd. (“Citadel”) entered into a Letter Agreement (the “Citadel Agreement”), pursuant to which Citadel agreed to waive each and every applicable provision of the Indenture but only to the fullest extent necessary solely to permit the Company to repurchase, at its option, all (but not part), of the $26.5 million 2012 Notes held by Citadel (“Citadel Notes”) on or prior to August 31, 2009 for  repurchase price equal to 85% of the aggregate principal amount of the Citadel Notes plus accrued and unpaid interest to but excluding the repurchase date.  On August 7, 2009, the Company paid a total of $23,131,997.22 to repurchase the Citadel Notes, which amount was comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel plus $606,997.22 representing accrued and unpaid interest on the Citadel Notes to but excluding the repurchase date. On August 11, 2009, the Citadel Notes were cancelled.

During the nine months ended September 30, 2009, the Company used total of $32,745,000 cash to repurchase and repay a total of $36,900,000 aggregate principal amount of the 2010 and 2012 Notes, including the mandatory redemption of $2.4 million principal amount of the 2012 Notes on September 1, 2009.

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

During the nine months ended September 30, 2009, a total of 1,663,461 warrants were exercised including 1,428,846 of First Tranche 2012 Warrants and 234,615 of 2009 Warrants.  The 1,428,836 First Tranche 2012 Warrants were exercised in consideration for an exercise price paid in cash. The Company received net cash proceeds of $11,144,999 as a result of such exercise. As of September 30, 2009, a total of 366,697 Second Tranche 2012 Warrants remained outstanding. None of Second Tranche 2012 Warrants and 2009 Warrants remains outstanding.

On August 4, 2009, the Company completed the sale of 6,250,000 shares of its common stock in an underwritten public offering at a public offering price of $16.00 per share.  The Company received net proceeds, after deducting underwriting commissions and fees and expenses associated with the offering, of $93,416,950.

On August 17, 2009, the Company completed the sale of additional 937,500 shares of its common stock at $16 per share pursuant to the over-allotment option in connection with its public offering that closed on August 4, 2009. Net proceeds from the over-allotment sale totaled $14,075,000, after deducting underwriting commissions and fees and expenses associated with the offering.

On October 22, 2009, the Company utilized approximately $84 million (RMB 572,665,304) of the net cash proceeds from its August public offering in connection with its acquisition of Xi’an Tech Full Simo Motor Co. Ltd.  The Company may be required to make an additional cash purchase price payment within seven (7) months of the closing date of the acquisition.  See “Other Information” for a description of the acquisition.

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

On April 17, 2007, the Company entered a cross-currency interest rate swap agreement (the “Transaction”) with Merrill Lynch, effectively exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principal amount of 2012 Notes for a 7.2% RMB fixed interest rate. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 to secure the agreement. The deposit may be increased to $2,500,000, if the exchange rate for Renminbi to USD falls below 6.5, and to $4,000,000, if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

On September 16, 2009, the Company entered an agreement with Merrill Lynch to terminate the SWAP (“Unwind Term”), pursuant to which the Company was required to make a termination payment of $9 million (“Termination Payment”) to Merrill Lynch on September 21, 2009. Upon receipt of the Termination Payment by Merrill Lynch, Merrill Lynch and the Company were deemed to have agreed, as of September 21, 2009, (i) the Transaction and all of the respective rights and obligations of Merrill Lynch and the Company were cancelled and terminated; (ii) Merrill Lynch released and discharged the Company from and agreed not to bring a  claim against the Company with respect to any obligations arising and to be performed in connection with the Transaction after September 21, 2009; and (iii) the Company released and discharged Merrill Lynch from and agreed not to bring a claim against Merrill Lynch with respect to any obligations arising and to be performed in connection with the Transaction and the Guaranty thereof after September 21, 2009. On September 21, 2009, the Company made the Termination Payment of $9 million to Merrill Lynch.

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its vendors. As of September 30, 2009, and December 31, 2008, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $3,437,762 and $305,100, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

The Company entered into an agreement with Shelton Technology, LLC on April 9, 2007 whereby the Company and Shelton agreed to work together through the Company’s wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”), to design, develop and manufacture custom industrial automation controllers.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments in AAG by March 31, 2009 while Shelton contributed to AAG, an exclusive worldwide royalty-free license for motorized automation technology.  The Company has invested a total of $2.0 million in AAG as of September 30, 2009 and has the remaining $1.0 million to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1.0 million to AAG at a later date to be addressed in a new agreement that the Company and Shelton are currently developing.

As discussed in Note 10, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the Transaction.  On September 21, 2009, the Company terminated the Transaction and the $1,000,000 cash deposit was returned to the Company.

As discussed in Note 9, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount.  As of August 5, 2009, the 2010 Notes have been repurchased by the Company and are no longer outstanding. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at a price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011. As of August 11, 2009, an aggregate principal amount of $26,500,000 of the 2012 Notes has been repurchased by the Company. On September 1, 2009, the Company redeemed additional $2,400,000 million principal amount of the 2012 Notes pursuant to the mandatory redemption schedule set forth in the Indenture governing the 2012 Notes. As of September 30, 2009, a total of $9,100,000 2012 Notes remained outstanding. The Company expects to follow the mandatory redemption schedule with respect to the 2012 Notes and pay off the remainder of the 2012 Notes on September 1, 2010.

In August 2006 the Company’s subsidiary Harbin Tech Full entered into a Research & Development Agreement with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“R&D Agreement”). Under the R&D Agreement with IEECAS, Harbin Tech Full has discretion to invest approximately $2.19 million (RMB 15 million) in this joint development project as needed. Of this amount, approximately $1.46 million (RMB 10 million) has been invested to date with the balance to be invested as needed.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is now approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 67% or $4.2 million (RMB 28.7 million) has been paid as of September 30, 2009 with the balance payable in installments. The amount paid is recorded as advances on intangible assets for $4,207,356 and $1,481,670 as of September 30, 2009 and December 31, 2008, respectively.

In September 2006 the Company’s subsidiary Harbin Tech Full signed a Land Use Agreement for a plot of land in Shanghai. Harbin Tech Full is obligated to invest approximately $2.74 million. Of this amount, 92% or $2.70 million has been paid with the balance payable upon completion of certain regulatory applications and receipt of a regulatory permit.

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $500,000 in AAG Shanghai through September 30, 2009.

Pursuant to the original agreement (“Original Agreement”) signed in April 2007 between the Company and Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through AAG to design, develop and manufacture custom industrial automation controllers, the Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. The Company has contributed a total of $2.0 million to AAG as of September 30, 2009. The remaining $1.0 million contribution to AAG is to be made at a mutually agreed later date.   The Company and Shelton are continuing their joint work and are currently in process of developing a new agreement to extend the arrangement between them with respect to this work.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Two major customers accounted for approximately 31% of net revenue for the nine months ended September 30, 2009. Three major customers accounted for 49% of net revenue for the nine months ended September 30, 2008. The loss of any of our major customers, or a significant reduction in sales to any such customers, would adversely affect our revenues and profitability.

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

Further, we operate in industries that have been particularly impacted by the global economic downturn. For example, approximately 28% of our 2008 revenues were derived from the automotive industry. Although the China automotive industry remains strong, automotive manufacturers in the U.S., European and some other countries have experienced significant production cuts and capacity reductions, and in some cases bankruptcies. Continuing adverse conditions in industries we serve could affect our results of operations.

Our rapid growth may strain our resources.

Our revenues increased by 85% for the year ended December 31, 2008 versus the year ended December 31, 2007, and 62% in 2007 over 2006. In the third quarter of 2009, our revenues increased 18% versus the same quarter of 2008. However, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of September 30, 2009, we had approximately $9.1 million debt outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006. This debt could have important consequences to you. For example, it could:

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

Four major vendor provided approximately 74% of the Company’s purchases of raw materials for the nine months ended September 30, 2009. Two major vendors provided approximately 37% of the Company’s purchases of raw materials for the nine months ended September 30, 2008. Any material change in the spot and forward rates for raw materials could have a material adverse effect on our cost of sales and profitability. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our success will depend on our ability to continue to develop and market electric motor products. We have been granted 20 patents in China relating to linear motor and automobile specialty micro-motor applications. No assurance can be given that such patents will not be challenged, invalidated, infringed or circumvented, or that such intellectual property rights will provide a competitive advantage to us. The implementation and enforcement of PRC intellectual property laws historically have not been vigorous or consistent, primarily because of ambiguities in the PRC laws and a relative lack of developed enforcement mechanisms. Accordingly, intellectual property rights and confidentiality protections in the PRC are not as effective as in the United States and other countries. Policing the unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation will require significant expenditures of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation. In addition, since we have chosen to secure patents only in China, we may not be in a position to protect our inventions and technology in other countries in which we sell our product, which could result in increased competition and lower pricing for our products.

We do not anticipate paying cash dividends on our common stock.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. Debt covenants and PRC capital and currency regulations may also limit our ability to pay dividends.

Our directors and officers control approximately one third of our common stock and, as a result, they may exercise some voting control and be able to take actions that may be adverse to your interests.

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 35.7% of our issued and outstanding common stock as of September 30, 2009. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that one of our Chinese subsidiaries, Harbin Tech Full currently enjoys. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full, Shanghai Tech Full Electric Co., Ltd., and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full were subject to a 10% preferential tax rate until December 31, 2010. As a result, the estimated tax savings for the nine months ended September 30, 2009 and 2008 amounted to approximately $4,973,700 and $4,652,412, respectively.  Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

(a)	The Annual Meeting of Shareholders of Harbin Electric, Inc. was held on August 20, 2009.

(b)	Five directors were elected: Tianfu Yang (Chairman of the Board), Lanxiang Gao, Ching Chuen Chan, David Gatton, and Yunyue Ye.

(c)	Shareholders ratified the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009.

Item 5.  Other Information

On October 2, 2009, Harbin Tech Full Electric Co. Ltd., a PRC company (“Harbin Tech Full”) and a wholly-owned subsidiary of  the Company, entered into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which is 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for a purchase price of equal to no less than six (6) times and no more than eight (8) times the 2008 audited net profits of Simo Motor.  Pursuant to the Agreement, Harbin Tech Full was required to make a payment to the Selling Shareholders equivalent to six (6) times the 2008 audited net profit of Simo Motor within ten (10) business days after the effectiveness of the Agreement.  Upon verification of the assets and capital of Simo Motor within seven months of the closing date of the acquisition, Harbin Tech Full may be required to make an additional payment to the Selling Shareholders in an amount not to exceed two (2) times the 2008 audited net profit of Simo Motor.

On October 13, 2009, the Company completed the acquisition of Simo Motor. As of the closing date, Harbin Tech Full had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: November 9, 2009	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing
1.1	Underwriting Agreement by and between the Company and Roth Capital Partners, LLC, dated as of July 30, 2009.	Filed as Exhibit 1.1 to the current report on Form 8-K filed with the Commission on July 30, 2009 and incorporated herein by reference.

10.1	Letter Agreement by and between the Company and Citadel Equity Fund Ltd., dated as of June 1, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 5, 2009 and incorporated herein by reference.

10.2	Letter Agreement by and between the Company, Merrill Lynch International and ABN AMRO Bank N.V., London Branch, dated as of July 14, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.3	Letter Agreement by and between the Company, Abax Jade Ltd. and Abax Nai Xin A Ltd., dated as of July 14, 2009.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.4	Equity Acquisition Agreement between Harbin Tech Full Electric Co. Ltd., Xi’an Simo Electric Co. Ltd. and Shaanxi Electric Machinery Association dated October 2, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 7, 2009 and incorporated herein by reference.

10.5	SWAP Termination Agreement between the Company and Merrill Lynch International, dated as of September 16, 2009.	Filed herewith as Exhibit 10.5.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.