Form 10-K
period 2009-12-31
Harbin Electric, Inc
filed 2010-03-16
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting stock held on June 30, 2009 by non-affiliates of the registrant was $172,525,168 based on the closing price of $15.64 per share as reported on The NASDAQ Stock Market LLC on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

At March 11, 2010, 31,067,471 shares of the registrant’s Common Stock, $0.00001 par value were outstanding.

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

PART I.

ITEM 1. BUSINESS

Overview

Harbin Electric, Inc. (“Harbin Electric”), is a holding company incorporated in Nevada with its principal place of business based in the People’s Republic of China (“PRC”). Through our U.S. and China-based subsidiaries, we design, develop, manufacture, supply, and service a wide range of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with a focus on innovation, creativity, and value-added products. We sell our products principally in China, but also to certain  international markets. The terms “Harbin,” “Harbin Electric,” “we,” “Company,” “us” and “our” and similar terms refer to Harbin Electric and its subsidiaries, unless otherwise expressly stated or the context requires otherwise.

We currently operate the following four manufacturing facilities in China:

•
Harbin Tech Full Electric Co., Ltd. (“Harbin Tech Full”) is located in the government-designated Development Zone in the city of Harbin with approximately 50,000 square meters of land and manufactures linear motors and linear motor integrated systems.

•	Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”) is located in the Shanghai Zhuqiao Airport Industrial Zone with 40,800 square meters of land and manufactures specialty micro-motors.

•
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai Tech Full”) is located in Weihai with approximately 150,000 square meters of land and primarily manufactures small to medium sized industrial rotary motors.

•
Xi’an Tech Full Simo Motor Co., Ltd. (“Xi’an Tech Full Simo”) was acquired in October 2009 and manufactures primarily medium to large sized industrial rotary motors. Xi’an Tech Full Simo is located in Xi’an city’s Economy and Technology Development Zone and occupies approximately 200,000 square meters of land.

We offer three major product lines: linear motors (“LMs”) and integrated systems, specialty micro-motors, and industrial rotary motors. LMs operate on the same physical principles as a traditional motor, but the stator, or non-moving component, is flat, rather than cylindrical, producing linear, rather than rotational, force. LMs can be configured into different sizes and shapes. We believe that, for a variety of applications, our LMs have advantages over traditional electric motors, in terms of design, energy output, energy efficiency, and precision movement. By obviating pneumatic stops, belts, pulleys, and gears that rotary motors require to move and position their loads, LMs can provide higher levels of performance in accuracy, resolution, repeatability, and speed, with less maintenance and down-time. We sell our LMs to a broad range of customers in China and in the United States, including those involved in the energy industry, factory automation, food processing, packaging industries, power generation systems, and mass transportation and freight transportation systems.

Specialty micro-motors are used for various automation functions for automotives, precision instrument and machinery, office equipment, medical devices, consumer electronics, etc. We currently focus on developing products used for automobile interior automations. We have developed many innovative products that are used for car seat automation, back seat folding, electric power steering (EPS), automated window, and automated trunk opening. Our automobile specialty micro-motors are purchased by customers who are first-tier suppliers to the automobile industry. We supply these products to domestic customers and also export them to OEM suppliers in North America.

We offer a wide range of industrial rotary motors including small, medium, and large-sized motors and some specialized motors such as high/low voltage motors and speed control motors. Our industrial rotary motors are widely used for trains, power plants, steel processing, agricultural machineries, heavy machineries, material industry, construction industry, chemical industry, HVAC, aviation, navigation, hi-tech fields, etc. Our branded “Simo Motor” manufactured by Xi’an Tech Full Simo and “Wenbao Motor” manufactured by Weihai Tech Full are among the best-known motors in China and have received national awards. These products are primarily purchased by domestic customers throughout China.

Significant Developments

In December 2006, the Company formed Shanghai Tech Full Electric Co., Ltd., a wholly-owned subsidiary, to develop and manufacture automobile specialty micro-motors and their components and accessories. The Company had invested approximately $93.1 million in this facility as of December 31, 2009.

On April 9, 2007, the Company entered into an Agreement (the “Original Agreement”) with Shelton Technology, LLC (“Shelton”), whereby the Company and Shelton agreed to work together through the Company’s newly formed, wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”) to design, develop and manufacture customized industrial automation controllers. The initial term of the arrangement ran from April 9, 2007 to August 31, 2008. During the initial term, Shelton was entitled to receive 49% of the profits earned by AAG. Pursuant to the terms of the Letter Agreement, Shelton had assigned to AAG all of its existing customer accounts and granted to AAG an exclusive royalty free worldwide license to its technology and intellectual property related to precision servo motor controllers for industrial automation, while the Company was required to invest a total of $3 million in installments in AAG by March 31, 2009. On December 11, 2008, the Company and Shelton entered into a first amendment to the Original Agreement to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to extend the term to June 30, 2009.  On December 7, 2009, the Company and Shelton entered into a third amendment to the Original Agreement to further extend the Original Agreement to December 31, 2009.  The Company had invested a total of $2.0 million in AAG as of December 31, 2009 and has the remaining $1.0 million to be invested. The Company and Shelton are currently continuing the work jointly and in the process of developing a new agreement. We have included the financial results of AAG in our consolidated financial statements beginning April 2007.

On July 10, 2008, Harbin Tech Full entered into an Equity and Assets Transfer Agreement (the “2008 Agreement”) with Wendeng Second Electric Motor Factory, a PRC corporation (”Wendeng”), the Committee of Labor Union of Wendeng Second Electric Motor Factory (the “Labor Committee”) and the People’s Government of Zhangjiachan Town and Wendeng County (“Zhangjiachan Town”) with respect to the acquisition by Harbin Tech Full of  Weihai Hengda Electric Motor (Group) Co., Ltd. (“Hengda”) Pursuant to the terms of the 2008 Agreement, Harbin Tech Full acquired (i) all of the outstanding shares of Hengda, (ii) all other assets of Wendeng, and (iii) all remaining equity of Hengda’s subsidiaries not then owned by Hengda, which consisted of 9.1% of Wendeng Wanda Chemical Products Limited Liability Company, 4.4% of Wendeng Wenbao Electrical Motors Limited Liability Company, 10% of Wendeng Chengxin Electrical Motors Limited Liability Company and 9.1% of Wendeng Yongheng Electrical Instruments Limited Liability Company (“Hengda Subsidiaries”), for an aggregate price of RMB375,000,000 (approximately US$54.7 million) paid in cash. The transaction was closed on July 15, 2008.  The name of Hengda was changed to Weihai Tech Full in June 2009. We have included the financial results of Weihai Tech Full in our consolidated financial statements beginning July 2008.

In October 2008, the Company, through AAG formed Advanced Automation Group Shanghai Co., Ltd. (“AAG Shanghai”), to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. AAG had invested $500,000 in AAG Shanghai as of December 31, 2009.

On October 2, 2009, Harbin Tech Full entered into an Equity Acquisition Agreement (the “2009 Agreement”) with Xi’an Simo Electric Co. Ltd. (“Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which is 99.94% owned by Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for an aggregate price of up to RMB 763,179,799 (approximately US$112 million) payable in cash. On October 22, 2009, Harbin Tech Full paid RMB 572,700,000 (approximately US$84 million) to the selling shareholders of Simo Motor. On January 25, 2010, after verification of the assets and capital of Simo Motor, Harbin Tech Full paid an additional RMB 190.5 million (approximately US$27.9 million) to the selling shareholders of Simo Motor. The acquisition also included 15 wholly-owned and 8 majority-owned subsidiaries by Simo Motor. As a result, the Company’s ownership to Simo Motor and all subsidiaries averages to 87.2%. The remaining 12.8% is owned by noncontrolling shareholders. The transaction was closed on October 13, 2009 and the name of Simo Motor was changed to Xi’an Tech Full Simo Motor Co., Ltd. We have included the financial results of Xi’an Tech Full Simo in our consolidated financial statements for the three months ended December 31, 2009.

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

 Unlike rotary motors that rely on centrifugal rotation, or torque, a linear motor is an electric motor that transmits force through a magnetic field without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced friction and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with traditional rotary motors. Many applications that require some sort of linear motion can benefit from the use of LMs.  We believe that, for a variety of applications, LMs have advantages over traditional rotary motors, in terms of design, energy output, energy efficiency, and precision movement. By obviating pneumatic stops, belts, pulleys, and gears that rotary motors require to move and position their loads, LMs can provide higher levels of performance in accuracy, resolution, repeatability, and speed, with less maintenance and down-time.

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

Traditional rotary motors have historically dominated China’s and the world’s electric motor market. Industrial rotary motors are widely used to power machinery and equipment in all industries such as petrochemical and chemical, metallurgical and mining, textile, ventilation, machine tools, to name just a few.  Traditional rotary motor market is highly fragmented in China, with a few large state-owned manufacturers and many smaller private operators.  The Company entered the industrial rotary motor business through the acquisition of Weihai Tech Full in July 2008 and further expanded this business and strengthened our competitive position in the industry through the acquisition of Xian Tech Full Simo in October 2009.  These business expansions allowed the Company to become one of the largest and most diversified developer and manufacturer of electric motors in China.

OUR STRATEGY

Our objective is to develop a global brand and to be a world class enterprise that develops and manufactures a broad range of electric motors from linear motors, to specialty micro-motors, to industrial rotary motors with a focus on highly specialized, energy-efficient, customized, and value-added products for domestic and international customers. We expect that our scale and size will grow and our product offerings will be broadened. To achieve this objective, we plan to execute the following key business strategies:

•
Strengthen Our Design and Development Capabilities. To meet the changing needs of our customers, we intend to continue to improve and strengthen our in-depth product development and design capabilities. We will continue to recruit talents world-wide to strengthen our research and development team and expand collaborations with other research and engineering institutions. We intend to capitalize on the strength of our research and development capability and focus on developing energy efficient and environmentally friendly electric motors in all of our product lines: linear motors, automotive motors, and industrial rotary motors;

•
Further Grow Market Share in Linear Motor Market. We are expanding our customer base by developing new products for existing and new customers. We successfully developed a “Tower Type Oil Pump” driven by permanent magnetic linear motors for the oil industry. We also designed the Cylinder Permanent Magnetic Linear Servo Motor which can be applied in many different applications including printers, air compressors and food slicers. We have entered a joint project to build China’s first coal transportation line using the linear motor propelled freight train. We have successfully developed a LM propulsion system for the first “Made in-China” LM driven metro train to support the build-up of urban mass transportation system across China;

•
Expand Customer Base and Product Offering in Micro Motor Market. We have constructed a brand new facility in Shanghai that is close to the network of auto parts OEM suppliers around Shanghai. This new facility is focused on serving the market for automotive applications and has annual capacity of 10 million unit automotive motors. We believe it is the largest manufacturing facility of automotive motors integrated with product development and design capabilities in China. It began production in October 2009. This will allow us to serve many international and domestic customers and produces variety of products at the same time and in the same place.  We intend to  supply the fast growing domestic automobile industry and capture the international auto markets that increasingly source auto parts from China. We are also interested in expanding into other industrial applications;

•
Grow Industrial Rotary Motors Business with Focus on High Efficient Specialized Products. We entered the industrial rotary motors business through an acquisition in July 2008. We further expanded the business and strengthened our leading position in the electric motor industry through another acquisition in October 2009.  These expansions have provided us a solid manufacturing platform and access to a broad base of industrial customers. With continued economic growth and accelerated industrialization and urbanization in China, as well as the global efforts to reduce energy consumption and protect the environment, we expect the demand for high efficiency and high quality industrial rotary motors to continue to grow in China. We intend to capitalize on our research and product development capability and become an industry leader in China in developing and offering high efficient, high quality industrial rotary motors;

•
Maintain Our Competitive Strength – Offer High Quality and Low Cost Products with High Content of Technology. We compete with global competitors that offer high quality products and with domestic competitors that offer low cost products. However, customers are increasingly focusing on high engineering content and quality of products with low cost. We intend to differentiate ourselves from other competitors by providing high quality and low cost products with high content of technology supported by our own development and design capabilities and low cost production; and

•
Focus on Organic Growth Effectively Mixed with Acquisitions When Opportunities Arise. We intend to grow our business through penetrating different markets at different stages of our development and effectively mix organic growth with acquisitions when opportunities arise.

PRODUCTS AND SERVICES

We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. We develop products according to our customers’ specifications using our proprietary process technology and expertise. With close customer relationships, in depth understanding of local markets and customer needs, fast development cycle, assurance of high quality products, and low development and production costs, we hope to be able to outperform our international and domestic peers.

Presently, we offer three key product lines:

1.	Linear motors and their integrated application systems

A linear motor is an electric motor that converts the electric energy through a magnetic field into linear motion without the need for a mechanical linkage. An axis driven by a linear motor requires little or no contact between moving parts. Reduced contact between moving surfaces translates to reduced friction and reduced vibration. As a result, there is no backlash, windup, wear or maintenance that is normally associated with industrial rotary motors. Many applications that require some sort of linear motion can benefit from the use of linear motors.

Compared to rotary motors, the advantages of linear motors include simplicity, reliability, and low maintenance due to fewer moving parts; precision movement; compact size; quiet motor operation; energy-efficient; easy customization due to simplicity.

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

C. Integrated linear motor application systems

An integrated linear motor application system consists of one or more linear motors, controllers, and other auxiliary components. We have developed linear motors and their integrated application systems used in the oil industry, factory automation, packaging, logistic systems, and food industry. Applications mainly include production transportation conveyor line, the postal service mail sorting machine, the baggage sorting machine, the printed matter sorting machine, food and meat slicer, oil pump machine of oilfield, and automated power switch. We are developing a LM propulsion system to drive freight trains for China’s first coal transportation line built on LM technology.

We have successfully developed a high efficiency linear motor propulsion system powering China’s first domestically developed and manufactured LM driving metro train. Compared to the traditional rotary motor propelled metro transit system widely in use in the world, the LM driving metro train provides higher performance efficiency with lower energy consumption.  It can negotiate steep grades and cope with tight curves and corners, lower maintenance cost, provide a safer ride under severe weather conditions such as rain and snow, and it is quieter and more comfortable. It is environmentally friendly and contributes to making cities “greener”.  Additionally, due to the simplicity of the LM propulsion system, the vehicle body is more compact, reducing the cross section of underground tunnels by about 40%, thus accelerating construction of the tracks and providing significant cost savings.

2.	Automobile specialty micro-motors

Automobile specialty micro-motors are used for various automation functions in an automobile. We have developed products that are used for car seat automation, back seat folding, EPS (electric power steering), automated windows, and automated trunk opening. Several other types of specialty micro-motors are under development including micro-motors used for door locks, gas pedals, ABS, gas pumps, and engine gas jets.

3.	Industrial rotary motors

We manufacture various industrial rotary motors such as high/low voltage motors, AC/DC motors and speed control motors including small, medium and large sized. Our industrial rotary motors are used mainly for the following applications:

•	Freight train driving motors

•	Power plants

•	Metallurgical and mining industry

•	Chemical and petrochemical industry

•	Construction machinery

•	Agricultural equipment and machinery

•	Transportation machinery

•	Machine tools

•	Medical devices

•	Ventilation equipment

•	Air compressors

•	Electric pumps

MANUFACTURING PROCESS

We employ state-of-the-art manufacturing equipment, production lines, inspection and testing equipment, and quality control systems at our manufacturing facilities. Our Harbin and Shanghai manufacturing facilities are constructed following the international standards that enable us to meet the demands of high quality engineering to ensure product reliability and durability. We are upgrading our acquired Weihai and Xi’an facilities by adding new and more efficient production equipment. All of our facilities in the PRC have extra spaces that can accommodate capacity expansion in the future when the need arises.

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

SERVICES

We provide after-sale services to our customers. For our linear motor and specialty micro-motor businesses, our products are customized products which are customer specific. We typically offer a warranty on our products, only in the event of defects, for two years from the date of shipment, and expect to absorb the costs of servicing if our products fail within the two-year warranty period. For our industrial rotary motor business, our products are standardized products. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. We generally provide on-site services at a client location within 24 hours to fix problems during the warranty period. After the warranty period expires, we offer after-sale services for a fee.

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

In our industrial rotary motor business, we have a well established sales network and distribution channel across the country at each of our Weihai and Xi’an facility. We provide sales incentives to the sales team and encourage them to cross sell products produced by other facilities.  Sometimes, we offer promotions according to the market trend.

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

See Note 15 to our Consolidated Financial Statements for information with respect to the geographic markets in which we operate and generate revenue.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us are mainly semi-finished products and component materials including fans, radiators, silicon steel sheet, cast iron, aluminum, enameled copper wire, metal plating, and control cabinets. We believe that alternative sources are available for such materials other than our current suppliers.

One major vendor provided approximately 16% of the Company’s purchases of raw materials for the year ended December 31, 2009. Two major vendors provided approximately 39% of the Company’s purchases of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five major vendors provided approximately 80% of the Company’s purchases of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 and $1,055,730 at December 31, 2009 and, 2008, respectively.

CUSTOMERS

One major customer accounted for approximately 12% of the net revenue for the fiscal year ended December 31, 2009.   At December 31, 2009, the total receivable balance due from this customer was $11,494,287, representing 12% of total accounts receivable. Three major customers accounted for 43% of the net revenue for the fiscal year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively. At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable.  Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounting for 20%, 20%, 13%, 10% and 9%, respectively.

RESEARCH AND DEVELOPMENT

We recruit talent world-wide. Our in-house Research & Development team is made of top researchers and engineers with diverse experience and specializations in linear motors, micro motors, automotive motors, automations and controllers, as well as in manufacturing technologies and processes. We have developed many new products and own numerous patents in China including twenty patents related to our LM and automobile specialty micro-motors products as of December 31, 2009. Our product design and development work includes both the development of new products and the modification of existing products. Development work is also conducted to improve manufacturing processes. Our strategy is to leverage the in-house product research and development capability with outside research from China’s scientific research institutions.

We collaborate closely with various scientific research institutions to advance development of new products and manufacturing processes. For example, one of our joint research and development projects was the program with Zhejiang University where we jointly developed a Permanent Magnetic Synchronization Servo Motor used for a meat and food slicer in the food industry. We have also successfully developed a high efficiency LM propulsion system for LM propelled metro train working jointly with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) and Changchun Railway Vehicles Co. Ltd. (“CRC”), Changchun, China. We have on-going relationships with Zhejiang University, Shanghai Micro-Motors Research Institute, and Institute of Electrical Engineering of the Chinese Academy of Sciences (IEECAS).

We have several new types of automotive specialty micro-motors under development including micro-motors used for door lock, gas pedal, ABS, gas pump, and engine gas jet.

Costs associated with research, new product development, and product improvements are treated as expenses when incurred and amounted to $2,093,366, $1,170,169, and $1,064,074 for the years ended December 31, 2009, 2008 and 2007, respectively.

EMPLOYEES

As of December 31, 2009, the Company had a total of approximately 4,900 employees. We believe that we have good working relationships with our employees, most of whom are located in Harbin, the capital of Heilongjiang Province, Weihai, a coastal city in Shandong Province, Xi’an, the capital of Shaanxi Province, and Shanghai. We are not a party to any collective bargaining agreements, and none of our employees are subject to collective bargaining agreements.

We have employment contracts with most of our employees. Employment contracts are designed to adhere to both State and Provincial employment and social security regulations under applicable Chinese or the U.S. law. We have signed confidentiality agreements with all of our employees.

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

The market in the industrial rotary motor product line is large and very fragmented and is very competitive in China. Our products are in competition with similar products produced by other large state-owned manufacturers and many smaller privately-owned operators.

Globally, we also compete with many foreign companies. Some of our global competitors are larger in size or are divisions of large diversified companies and have substantially greater financial resources and technical capabilities.

PRC REGULATIONS

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), or the Rules, as amended and adopted on August 1, 2008. Under the Rules, once certain procedural requirements are met, Renminbi (“RMB”) is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counter-parts. Since a significant amount of our future revenues will continue to be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in China to fund our business activities outside of China, if any, or expenditures denominated in foreign currencies, or our ability to meet our foreign currency obligations, which could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of RMB with respect to foreign exchange transactions.

In addition, regulations were promulgated by the State Development and Reform Commission, or SDRC, the Ministry of Commerce of the People’s Republic of China, or MOFCOM and the State Administration of Foreign Exchange, or SAFE, that requires registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to future offshore or cross-border acquisitions, if any, as well as to the equity interests in offshore companies held by our PRC stockholders who are considered PRC residents. We intend to make all required application and filings, and will require the stockholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC and MOFCOM agencies for outbound investment by PRC residents are not provided under the relevant SDRC and MOFCOM regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our stockholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident stockholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

With respect to our subsidiaries in the PRC and to the extent that we form any additional subsidiaries in the PRC, the ability of any PRC operating subsidiary to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed above, the foreign exchange activities of a PRC subsidiary are conditioned upon the compliance with the SAFE registration requirements by the stockholders of any offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from a PRC subsidiary, including, remittance of dividends and foreign-currency-denominated borrowings by a PRC subsidiary. In addition, a PRC operating subsidiary is required, where applicable, to allocate a portion of their net profit to certain funds before distributing dividends, including at least 10% of their net profit to certain reserve funds until the balance of such fund has reached 50% of their registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. A PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of their net profits to a statutory common welfare fund. The net profit available for distribution from a PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from these entities to enable us to make dividend distributions to our stockholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

The address of our corporate headquarters is No. 9, Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, China, 150060. Our telephone number is: 86-451-8611-6757. Our internet address is www.harbinelectric.com. You can find on our website, free of charge, our Annual and Quarterly Reports on Forms 10-K and 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Our revenues increased by 85% for the year ended December 31, 2009 versus the year ended December 31, 2008, and 85% in 2008 over 2007; however, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of December 31, 2009, we had approximately $9.1 million debt outstanding under our Guaranteed Senior Secured Floating Rate Notes (the “Notes”) issued in August 2006. Additionally, our PRC subsidiaries had a total of approximately $48.8 miilion loans outstanding as of December 31, 2009. These loans were obtained from local PRC banks, our noncontrolling shareholders, and also unrelated individual companies. They are used to support our working capital. These obligations could have important consequences to you. For example, they could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;
•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest rate for the Notes is variable; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

Our “Notes” were issued pursuant to an Indenture, dated as of August 30, 2006, between us and The Bank of New York, as Trustee. The Indenture contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries, create liens on our assets to secure debt, make capital expenditures, incur additional indebtedness and pay dividends. The Indenture also requires us to maintain certain financial ratios. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.

The Purchase Agreement dated August 29, 2006, pursuant to which the Notes were initially sold, provides that the initial purchasers of the Notes and their assignees have a right of first offer for so long as such persons continue to hold any Notes with respect to any issuances of new equity securities by us other than shares of stock issued to employees, officers and directors pursuant to bona fide employee benefit plans. This right of first offer contained in the Purchase Agreement could adversely impact our ability to do future equity offerings.

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

One, two, and five major vendors provided approximately 16%, 39%, and 80% of the Company’s purchases of raw materials for the years ended December 31, 2009, 2008, and 2007, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

We may experience material disruptions to our manufacturing operation.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai Tech Full and Xi’an Tech Full Simo, and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full, Shanghai Tech Full, and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full were subject to a 10% preferential tax rate until December 31, 2010. Our operations under Shanghai Tech Full was subject to 0% preferential tax rate in 2008 and 2009 and will be subject to 11% in 2010, 12% in 2011, 12.5% in 2012, and 25% thereafter. Our operations under Xi’an Tech Full Simo were subject to a 15% preferential tax rate. As a result, the estimated tax savings for the year ended December 31, 2009, 2008 and 2007 amounted to approximately $8.6 million, $6.0 million, and $10.3 million, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Our ability to operate in China may be harmed by changes in its laws and regulations, including those related to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations and interpretations. Government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Select Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Presently, we intend to retain all of our earnings, if any, to finance development and expansion of our business. The Indenture pursuant to which the Notes were issued prohibits us from paying any dividends on our capital stock while the Notes remain outstanding. PRC capital and currency regulations may also limit our ability to pay dividends. Consequently, the only opportunity for investors to achieve a positive return on your investment in us will be if the market price of our common stock appreciates.

Our directors and officers control approximately one third of our common stock and, as a result, they may exercise some voting control and be able to take actions that may be adverse to your interests.

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 35.08% of our issued and outstanding common stock as of December 31, 2009. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Subject to any applicable stockholder approval requirements imposed by the Nasdaq Stock Market, our board of directors has the authority to issue all or any part of our authorized but unissued shares of common stock. Issuances of common stock would reduce your influence over matters on which our stockholders vote.

Item 1B. Unresolved Staff Comments

None.

ITEM 2. Description of Property

Our corporate headquarters are located at No. 9, Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, 150060. We currently operate four manufacturing facilities in China.

•
Our Harbin facility is located in the government-designated Development Zone in the city of Harbin and occupies approximately 50,000 square meters of land with state-of-the-art production equipment primarily dedicated to our linear motor products.

•	Weihai Tech Full is located in the coastal city of Weihai, Shandong Province, and occupies approximately 150,000 square meters of land.

•	Shanghai Tech Full is located in the Shanghai Zhuqiao Airport Industrial Zone and occupies approximately 40,800 square meters of land.

•	Xi’an Tech Full Simo, acquired in October 2009, is located in Xi’an city’s Economy and Technology Development Zone and occupies approximately 200,000 square meters of land.

ITEM 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not currently a party to any material legal proceedings.

ITEM 4. Reserved for Future Use by the Securities and Exchange Commission

PART II

ITEM 5. Market For Common Equity and Related Stockholder Matters

Or common stock commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN” and was upgraded to Nasdaq Global Select Market effective on January 4, 2010. The following table sets forth the high and low sale prices for our common stock from January 1, 2008 to March 12, 2010, as reported by the Nasdaq Global Market, and the Nasdaq Global Select Market, respectively. The closing price for shares of our common stock on March 12, 2010 was $22.75.

2010	High	Low
First Quarter*	26.00	16.79

2009	High	Low
First Quarter	8.90	4.25
Second Quarter	16.89	6.00
Third Quarter	18.55	12.11
Fourth Quarter	22.91	15.36

2008	High	Low
First Quarter	28.00	12.90
Second Quarter	19.25	12.91
Third Quarter	16.91	11.03
Fourth Quarter	12.44	4.70

* Through March 12, 2010.

Holders of Record

As of March 11, 2010, there were 34 holders of record of our common stock. The transfer agent for the common stock is StockTrans, Inc. The transfer agent’s address is 44 West Lancaster Avenue, Ardmore, PA 19003, telephone (610)-649-7300.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	355,000	$13.97	403,334(1)
Total	355,000	$13.97	403,334(1)
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

ITEM 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 and the consolidated balance sheet data presented below as of December 31, 2009, 2008, 2007, 2006, and 2005 are derived from our audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and for the years ended December 31, 2009, 2008, 2007 and 2006 have been audited by Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), an independent registered public accounting firm, and for the year ended December 2005 have been audited by Kabani & Company, Inc., an independent registered public accounting firm.

This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2009(a)(b)(c)	2008(b)	2007(d)	2006(e)	2005
Revenue	$223,234,394	$120,820,302	$65,402,864	$40,415,777	$23,643,664
Cost of revenue	(146,622,220)	(73,343,521)	(32,967,887)	(20,754,282)	(12,083,957)

Gross profit	76,612,174	47,476,781	32,434,977	19,661,495	11,559,707
Selling, R&D general and administrative expenses	(20,764,873)	(13,083,604)	(8,723,685)	(5,667,260)	(1,595,443)

Income (loss) from operations	55,847,301	34,393,177	23,711,292	13,994,235	9,964,264

Net Income attributable to controlling interest	$19,646,781	$25,378,699	$16,902,684	$18,438,512	$10,000,158

Basic earnings per share attributable to controlling interest	$0.77	$1.25	$0.99	$1.11	$0.67

Diluted earnings per share attributable to controlling interest	$0.77	$1.19	$0.91	$1.01	$0.66

Dividends declared per share	—	—	—	—	—

Weighted average number of shares outstanding

Basic	25,568,936	20,235,877	17,082,300	16,600,451	14,934,667

Diluted	25,672,420	21,323,660	18,634,739	18,306,569	15,143,891

Consolidated Balance Sheet Data:

	As of December 31,
	2009(f)	2008	2007	2006	2005
Cash	$92,902,400	$48,412,263	$45,533,893	$67,313,919	$5,739,019
Accounts receivable, net	93,322,885	30,284,080	23,216,543	8,827,799	5,842,840
Inventories	74,913,877	21,960,084	2,570,929	583,287	1,343,031
Property, plant and equipment	156,364,548	94,931,999	23,858,035	9,219,534	7,783,001
Total assets	530,954,232	235,488,303	132,649,253	92,958,821	24,795,156
Total current liabilities	171,433,316	22,711,515	4,066,575	2,770,898	192,237
Total liabilities	180,457,874	60,838,968	48,032,678	47,928,577	192,237
Total stockholders’ equity	329,196,517	174,649,335	84,616,575	45,030,244	24,602,919

Footnotes to Five-Year Financial Summary

(a) In October 2009, the Company acquired Xi’an Tech Full Simo, a PRC corporation.  The acquisition contributed $44.1 million to total sales and $4.6 million to net income attributable to controlling interest in 2009 and only included the operations for the three months ended December 31, 2009.

(b) Net income attributable to controlling interest in 2009 included special non-cash and non-recurring items totaling a net loss of $24.2 million or $(0.94) per diluted share. See Management Discussions and Analysis. Excluding these non-recurring and non-cash charges, the adjusted net income attributable to controlling interest was $43.4 million.

(c) In July 2008, the Company acquired Weihai Hengda Electric Motor (Group) Co., Ltd., a PRC corporation.  The acquisition contributed $27.6 million to total sales and $1.7 million to net income in 2008. The 2009 results reflected a full-year contribution from this acquisition compared to only six-month contribution in 2008.

(d) In June 2007, the Company acquired Harbin Taifu Auto Electric Co., Ltd., a PRC corporation through an Asset Purchase Agreement.  The acquisition contributed to the results of operations starting in the quarter ended September 30, 2007.

(e) Net income in 2006 included non-cash gains of $6.4 million “Change in Fair Value of Warrants” due to an accounting adjustment.

(f) The significant increase in accounts receivable and inventories was mainly due to the acquisition of Xi’an Techu Full Simo in October 2009.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited and unaudited consolidated financial statements and the notes to those financial statements set forth commencing on page F-1 of this report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

Company Overview

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the energy industry, factory automation, food processing, packaging industries, power generation systems, and mass transportation and freight transportation systems, petrochemical, metallurgical, mining, textile, and agricultural industries. We supply domestic China and other international markets. We operate four major manufacturing facilities in China, covering approximately 450,000 meters of land, and have an employee base of approximately 4900 engineers, production technicians and other employees.

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

Executive Summary

Harbin Electric performed well in 2009 despite weak economic conditions early on. This was also a year of significant strategic, operational and financial accomplishments as we further strengthened our leadership position in the electric motor industry in China. Faster economic growth in the second half of the year fueled by the massive government stimulus program and continued industrialization created a positive environment for our business. The Company achieved total revenues of $223.2 million in 2009, an 85% increase compared with $120.8 million in 2008.  Net income attributable to controlling interest totaled $19.6 million ($0.77 per diluted share) in 2009, which included $24.2 million charges related to non-recurring and non-cash items. Excluding these non-recurring and non-cash items, on a comparable basis, the adjusted net income attributable to controlling interest totaled $43.8 million ($1.71 per diluted share), compared with net income of $25.4 million ($1.19 per diluted share) in 2008. The successful acquisition and integration of Xi’an Tech Full Simo in October contributed $44.1 million to total revenues and $4.6 million to net income attributable to controlling interest.

On the financial front, we raised additional equity capital which allowed us to repay a significant portion of our existing indebtedness, completed the acquisition of Xi’an Simo, and maintained a strong balance sheet as we continue to implement our growth strategy. The Company generated a total of $62.5 million cash flow from operations in 2009.

As 2010 begins, we expect to move the Company forward to a sustained profitability by leveraging our solid financial position and a promising portfolio of products. Although the first quarter is traditionally slower with the long Chinese new-year holiday, we do not expect this seasonality to impact our business significantly compared to the fourth quarter. We also expect that the Chinese government’s commitment to sustainable economic growth and the accelerated industrialization and urbanization of China will continue to drive our business and support our long term growth objectives. In 2010, we expect to continue the integration of Xi’an Tech Full Simo, capture the synergies, advance R&D, and further strengthen our competitive position in the industry.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

Inventories

Inventory is valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventory is written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  Inventory is composed of raw material for manufacturing electrical motors, work in process and finished goods within the Company’s warehouse premise or consigned at a customer site.

Inventory levels are maintained based on projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements and technological changes can result in excess and/or obsolete inventories. To the extent we increase our reserves for future periods, operating income will be reduced. Because most of our products are customized and unique to a particular customer, there is a risk that we will forecast inventory needs incorrectly and purchase or produce excess inventory. As a result, actual demand may differ from forecasts, and such differences, if not managed, may have a material adverse effect on future results of operations due to required write-offs of excess or obsolete inventory. To mitigate such exposure, sometimes we require a binding purchase order or a signed agreement by our customers agreeing to pay for and take possession of finished goods inventory parts for the duration of the agreement.

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

In addition, revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment.  We charge such costs to cost of goods sold. For our industrial rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

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

Adoption of New Accounting Standards

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of the warrants outstanding will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of December 31, 2009, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was $4.6 million.  The Company recognized a total of $13.2 million loss from the change in fair value of the warrants for the year ended December 31, 2009. The Company uses the Black-Scholes Option Pricing Model to value its options and warrants, and considering certain key input, including the trading price on reporting date, volatility of its stock, conversion price, remaining term of the warrants , dividend rate , and the risk-free interest rate for the warrant life.

Recently Adopted Accounting Standards

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

For the year ended December 31, 2009, total revenues were $223.2 million, compared with $120.8 million in 2008, reflecting an 85% growth year-over-year. Strong sales growth resulted from the acquisition of Xi’an Tech Full Simo, which contributed $44 million to total sales, as well as higher sales across all product lines. By product line, linear motor sales were up 19% from 2008 primarily due to higher oil pumps sales (519 units in 2009 compared to 214 units in 2008) and new sales from our linear motor propulsion systems developed for coal transportation trains ($7.3 million), as the Company started to deliver the products during the 4th quarter. This was somewhat offset by declines in other linear motors and in export sales. Sales of specialty micro motors were up 17% from 2008. Sales of industrial rotary motors increased from $28 million to $116 million including the contribution from the new acquisition. International sales totaled $21.6 million in 2009, compared with $20.2 million in 2008.

The following table sets forth the amounts and the percentage relationship to revenues in our consolidated statements of income for the years ended December 31, 2009 and 2008:

	Year Ended December 31,		Variance
	2009	2008	Amount	%
Revenues	$223,234,394	$120,820,302	$102,414,092	85%
Gross Profit	76,612,174	47,476,781	29,135,393	61%

Gross Profit Margin	34.3%	39.3%

Operating Income	55,847,301	34,393,177	21,454,124	62%
Operating Margin	25.0%	28.5%

Net Income attributable to controlling interest	19,646,781	25,378,699	(5,731,918)	(23)%
Net Profit Margin	8.8%	21.0%

Income Per Share attributable to controlling interest
Basic	$0.77	$1.25	$(0.48)

Diluted	$0.77	$1.19	$(0.42)

The following table presents the revenue contribution by percentage by each of our product line in 2009 versus 2008.

	Percent of Total Revenues
Product Line	2009	2008
Linear Motors and Related Systems	27%	41%
Specialty Micro-Motors	18%	28%
Rotary Motors	52%	23%
Weihai	32%	23%
Xi'an	20%	0%
Others	3%	8%
Total	100.0%	100.0%

Net Income

The Company recorded a net income available to controlling interest of $19.6 million, or $0.77 per diluted share, which included special non-cash and non-recurring items totaling a net loss of $24.2 million or $(0.94) per diluted share. This compared with a net income of $25.4 million, or $1.19 per diluted share in 2008. Total weighted average diluted share count at the end of 2009 was 25.7 million compared to 21.3 million at the end of 2008. The increase was mainly due to the 7.2 million common shares issued in August 2009 in an equity financing, which resulted in some earnings dilution.

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

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	2009	2008
Net Income Attributable to Controlling Interest	$19,646,781	$25,378,699
Deduct:
Other Income - Government Grant	$(1,172,560)	$0
Gain on debt repurchase	$(4,155,000)	$0
Add back:
Amortization associated with debt repurchase	$7,279,487	$0
Loss on cross currency swap settlement	$9,000,000	$0
Change in fair value of warrant	$13,214,525	$0
Adjusted Net Income Attributable to Controlling Interest	$43,813,233	$25,378,699

Diluted EPS	$0.77	$1.19
Deduct:
Other Income - Government Grant	$(0.050)	$0.00
Gain on debt repurchase	$(0.160)	$0.00
Add back:
Amortization associated with debt repurchase	$0.280	$0.00
Loss on cross currency swap settlement	$0.350	$0.00
Change in fair value of warrant	$0.520	$0.00
Adjusted Diluted EPS Attributable to Controlling Interest	$1.71	$1.19

The non-recurring and non-cash items in 2009 included:

(1) The second quarter had $1.17 million (RMB 8 million) government grant, which was awarded in June 2009 to the Company’s subsidiary HTFE by the Harbin municipal government to support the Company’s subway train project that qualifies as engaging in China’s advanced industrialization;

(2) During the third quarter, the Company repurchased $26.5 million 2012 Notes at a discount of 15% and the outstanding $6 million 2010 Notes at a discount of 3%, which resulted in a total gain of $4.16 million. As a result of the debt repurchase, the Company recorded a $7.3 million additional amortization of debt discount and debt issuance costs associated with the repurchased portion of the debt;

(3) During the third quarter, the Company also terminated the cross currency interest rate swap agreement that was intended as a cash flow hedge on the scheduled payments of the $38 million 2012 Notes. As a result, $9 million was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap; and

(4) In 2009, the Company also recorded a loss of $13.2 million due to changes in fair value of warrants.

Gross Profit

The following table presents the average gross profit margin by each of our product line in 2009 versus 2008. Overall gross profit margin declined to 34.3% in 2009 from 39.3% in 2008 due to changes in the product mix as sales of lower-margin industrial rotary motors expanded, in part as a result of the acquisition of Xi’an Tech Full Simo.

	Gross Profit Margin
Product Line	2009	2008
Linear Motors and Related Systems	59.3%	54.0%
Specialty Micro-Motors	39.2%	40.0%
Rotary Motors	18.9%	11.2%
Weihai	11.2%	11.2%
Xi'an	31.6%	NA
Others	46.1%	44.7%
Total/Average	34.3%	39.3%

Operating Expenses

Selling, general and administrative expense (SG&A) of $18.7 million in 2009 was higher than the $11.9 million in 2008, reflecting higher costs associated with increased sales activities such as shipping and handling costs and the addition of administrative costs from the newly acquired company Xi’an Tech Full Simo and our start up of Shanghai Tech Full. Higher depreciation expense and increased auditing expense and consulting expense related to the acquisition and Sabanes-Oxley 404 compliance contributed to the higher SG&A. However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 8.4% in 2009 from 9.9% in 2008.

Operating profits in 2009 were $55.8 million compared to $34.4 million in 2008, with the operating margin at 25.0% and 28.5%, respectively for 2009 and 2008. The decline of the operating margin was primarily driven by changes in product mix as lower margin industrial rotary motor business expanded more rapidly as a result of acquisition. Before the contribution from the acquisition of Xi’an Tech Full Simo ($9.9 million), operating profits were $45.9 in 2009 and operating margin was 25.6%.

Interest Expense (net)

Net interest expense was $12.3 million in 2009, which included $10.9 million amortization of debt discount and $1.3 million amortization of debt issuance costs, of which $7.93 million was related to the debt repurchase in the third quarter of 2009. Excluding these special charges, net interest expense was $5.0 million. This compares to net interest expense of $6.1 million in 2008.  The reduction of interest expense was mainly due to reduction of our debt. Interest income earned on cash deposit included in the net interest expense was $0.9 million in 2009 and $0.8 million in 2008.

Other Income (net)

Other income, net, totaled $5.5 million in 2009 compared to $1.6 million in 2008.  This item mainly included income from recycling scrap materials and selling production waste, government grant, and a government subsidy in an amount that is equal to a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses. The dollar amount of the assistance to Harbin Tech Full was approximately $1.1 million in 2009 and $0.8 million in 2008.

Income Tax

The income tax provision was $7.8 million in 2009 versus $4.5 million in 2008. Some of our subsidiaries receive preferential tax treatment either due to its being located in an economic development zone or due to its approved status as engaging in the development of high-technology. Harbin Tech Full is subject to 10% preferential tax rate until December 31, 2010 and 15% thereafter. Our operations under Shanghai Tech Full was subject to 0% preferential tax rate in 2009 and will be subject to 11% in 2010, 12% in 2011, 12.5% in 2012, and 25% thereafter. Our operations under Xi’an Tech Full Simo were subject to a 15% preferential tax rate. Weihai Tech Full is subject to the 25% standard income tax rate. The standard income tax rate for all corporations in China is 25%.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

The year-over-year sales growth was primarily attributable to the $27.6 million sales from our industrial rotary motor business acquired in July 2008.  Higher sales from the other two core product lines also contributed significantly to the sales growth, with linear motor sales up 36% and automobile specialty micro-motor sales up 87% year-over-year. Excluding the acquisition of Weihai Tech Full in July 2008, revenues from existing products increased to $93.2 million, representing a 43% increase from 2007.

International sales totaled $20.2 million or 17% of total sales in 2008. This compares to international sales of $8.1 million in 2007, representing a 149% growth from the prior year.

The following table sets forth the amounts and the percentage relationship to revenues in our consolidated statements of income for the years ended December 31, 2008 and 2007:

	Year Ended December 31,		Variance
	2008	2007	Amount	%
Revenues	$120,820,302	$65,402,864	$55,417,438	85%
Gross Profit	47,476,781	32,434,977	15,041,804	46%
Gross Profit Margin	39.3%	49.6%

Operating Income	34,393,177	23,711,292	10,681,885	45%
Operating Margin	28.5%	36.3%

Net Income attributable to controlling interest	25,378,699	16,902,684	8,476,015	50%
Net Profit Margin	21.0%	25.8%

Income Per Share attributable to controlling interest
Basic	$1.25	$0.99	$0.26

Diluted	$1.19	$0.91	$0.28

Net Income

Full year 2008 net income totaled $25.4 million ($1.19 per diluted share), compared with net income of $16.9 million ($0.91 per diluted share) in 2007. The acquisition of Weihai Tech Full in July 2008 contributed $1.7 million to the total net income. Compared with 2007, the benefits of sales growth from new products and the acquisition as well as lower interest expense and higher other income were partially offset by higher SG&A costs and the provision for income taxes that began in 2008. Total weighted average diluted share count at the end of 2008 was 21.3 million compared to 18.6 million at the end of 2007. The increase was mainly due to the 3.5 million common shares issued in June 2008, which resulted in some earnings dilution in 2008.

Gross Profit

Total gross profits of $47.5 million consisted of 6% from the acquisition of Weihai Tech Full and 94% from the existing businesses. This was $15.0 million higher in 2008 than in 2007, due principally to higher sales from existing products and newly added sales from acquisition.  The overall gross profit margin was 39.3% in 2008 compared to 49.6% in 2007. The decline in gross profit margin is primarily driven by changes in product mix where sales contribution from our lower margin products including industrial rotary motors and auto specialty micro-motors increased more.  The gross margin for industrial rotary motor products was negatively impacted by higher raw material prices in 2008 compared to 2007.  Excluding the acquisition, the average gross profit margin was 47.8% for 2008.

Operating Expenses

Selling, general and administrative expense (SG&A) of $11.9 million in 2008 was higher than the $7.7 million in 2007, reflecting higher costs associated with increased sales activities such as shipping and handling costs and the addition of administrative costs from the newly acquired company Weihai Tech Full. Higher depreciation expense and increased auditing, consulting, and legal expense related to the acquisition and Sabanes-Oxley 404 compliance work as well as higher stock based compensation expense contributed to the higher S&A. However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 9.9% in 2008 from 11.7% in 2007.

Operating profits of $34.4 million were $10.7 million higher in 2008 than in 2007, with the operating margin at 28.5% and 36.3%, respectively for 2008 and 2007.  The decline of the operating margin was primarily driven by changes in product mix due to the addition of lower margin industrial rotary motor business through the acquisition.  Excluding the contribution from the acquisition ($1.7 million), operating profits were $32.7 with the operating margin at 35.1% in 2008.

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

Other Income (net)

Other income, net, totaled $1.6 million in 2008 compared to other expenses, net, of $0.2 million in 2007.  The other income in 2008 mainly consisted of income from recycling scrap materials and selling production waste and a government subsidy in an amount that is equal to a 2.5% tax rate reduction granted to Harbin Tech Full beginning in 2008 tax year to encourage its high-technology related businesses. The dollar amount of the subsidy to Harbin Tech Full was approximately $0.8 million in 2008.

Income Tax

According to the Provisional Regulations of the People's Republic of China on Income Tax and the approval by the local tax bureau and the Management Regulation of Harbin Economic and Technological Development Zone, from July 1, 2004 through December 31, 2007, Harbin Tech Full was exempted from income tax. A reduced income tax rate of 10% has been approved for January 1, 2008 to December 31, 2010.  Weihai Tech Full is subject to the 25% standard income tax rate.

The income tax provision was $4.5 million in 2008 versus none in 2007. The income tax that Harbin Tech Full began to pay on earnings starting on January 1, 2008 has resulted in a reduction in our growth of net earnings compared to previous periods.

Liquidity and Capital Resources

Overview
A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which supports major acquisitions and capital investments for business growth.

Our liquidity position remains adequate, with $92.9 million in cash and cash equivalents as of December 31, 2009, compared to $48.4 million as of December 31, 2008. The increase in cash and cash equivalents was mainly driven by cash generated from operations, cash proceeds from the conversion of outstanding warrants and option exercise, and cash proceeds from the issuance of 7,187,500 shares of common stock at $16 per share in a public offering during the third quarter.  Cash provided by operating activities totaled $62.5 million in 2009 compared to $42.3 million in 2008. Net proceeds from the conversion of warrants and option exercise totaled $11.9 million. Net proceeds from stock issuance totaled $107.5 million. Capital spending from operations for 2009 totaled approximately $16.5 million, compared to $32.8 million for 2008.  The capital spending in both periods reflects primarily the investments in the construction and upgrading of our facilities and purchases of new equipment.

At December 31, 2009, several items under our current assets and current liabilities including accounts receivables, inventories, accounts payables, short term loans and customer deposits increased significantly compared with the levels at December 31, 2008. Accounts receivables, increased by $63.0 million. Inventories increased by $52.0 million.  Accounts payables increased by $38.7 million.  Short term loans increased by $40.2 million. Customer deposits increased by $17.3 million.  These significant changes in our current assets and current liabilities were primarily due to acquisition of Xi’an Tech Full Simo. The $28.7 million amounts due to original shareholders at December 31, 2009 represented the unpaid portion of the purchase price for the acquisition of Xi’an Tech Full Simo.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $62.5 million. The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and noncontrolling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Financing Activities

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

On June 1, 2009, the Company and Citadel Equity Fund Ltd. (“Citadel”) entered into a Letter Agreement (the “Citadel Agreement”), pursuant to which Citadel agreed to waive each and every applicable provision of the Indenture but only to the fullest extent necessary solely to permit the Company to repurchase, at its option, all (but not part), of the $26.5 million 2012 Notes held by Citadel (“Citadel Notes”) on or prior to August 31, 2009 for  repurchase price equal to 85% of the aggregate principal amount of the Citadel Notes plus accrued and unpaid interest to but excluding the repurchase date.  On August 7, 2009, the Company paid a total of $23,131,997 to repurchase the Citadel Notes, which amount was comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the repurchase date. On August 11, 2009, the Citadel Notes were cancelled.

In 2009, the Company used total of $32,745,000 cash to repurchase and repay a total of $36,900,000 aggregate principal amount of the 2010 and 2012 Notes, including the mandatory redemption of $2.0 million principal amount of the 2010 Notes on March 1, 2009 and $2.4 million principal amount of the 2012 Notes on September 1, 2009.

In 2009, a total of 1,663,461 warrants were exercised including 1,428,846 of First Tranche 2012 Warrants and 234,615 of 2009 Warrants.  The 1,428,836 First Tranche 2012 Warrants were exercised in consideration for an exercise price paid in cash. The Company received net cash proceeds of $11,144,999 as a result of such exercise. As of December 31, 2009, a total of 366,697 Second Tranche 2012 Warrants remained outstanding. None of First Tranche 2012 Warrants and 2009 Warrants remains outstanding.

On August 4, 2009, the Company closed a public offering of 6,250,000 shares of its common stock at a price of $16.00 per share. The Company received net proceeds of approximately $93.4 million from the offering, after deducting underwriting discounts and estimated offering expenses. The offering was underwritten by Roth Capital Partners, LLC (“Roth”), pursuant to the Underwriting Agreement by and between the Company and Roth dated as of July 30, 2009. On August 17, 2009, the Company issued an additional 937,500 shares of common stock at the public offering price of $16.00 per share, pursuant to the over-allotment option exercised in full by Roth in connection with its public offering that closed on August 4, 2009. The exercise of the over-allotment option brings the total number of shares sold by the Company in this public offering to 7,187,500 and the total gross proceeds to $115 million. The aggregate net proceeds received by the Company totaled approximately $107.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Investment Activities

On October 2, 2009, Harbin Tech Full, a wholly-owned subsidiary of the Company, entered  into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which is 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for a purchase price of equal to no less than six (6) times and no more than eight (8) times the 2008 audited net profits of Simo Motor. Pursuant to the Agreement, Harbin Tech Full was required to make a payment to the Selling Shareholders equivalent to six (6) times the 2008 audited net profit of Simo Motor within ten (10) business days after the effectiveness of the Agreement. Upon verification of the assets and capital of Simo Motor within seven months of the closing date of the acquisition, Harbin Tech Full may be required to make an additional payment to the Selling Shareholders in an amount not to exceed two (2) times the 2008 audited net profit of Simo Motor.

On October 13, 2009, the Company completed the acquisition of Simo Motor. On October 22, 2009, the Company paid approximately $84.0 million (RMB 572.7 million) to the Selling Share holders. As of the closing date, Harbin Tech Full had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

In January 2010, the Company made an additional cash payment in an amount of $27.9 million to the Selling Shareholders representing the unpaid portion for the acquisition of Simo Motor. The acquisition of Simo Motor is fully paid for after this payment pursuant to the Agreement.

The Company used a portion of the proceeds from the public offering it completed in August 2009 to finance the payment of the acquisition.

Liquidity and Capital Resources Outlook

The Company expects to be able to meet projected capital expenditures, service existing debt and meet working capital requirements during 2010 through current cash balances and cash from operations, supplemented as needed by financing activities including obtaining short-term bank loans from banks in China for our working capital needs.  Capital spending for 2010 is targeted at approximately $40-50 million primarily for investments in expanding our production capacities as well as improving technology and manufacturing efficiency at our Harbin, Weihai, and Xi’an facilities.

The Company has $9.1 million of debt repayment obligations in 2010 toward our 2012 Notes.

The Company was in compliance with its debt covenants at December 31, 2009. The Company’s debt covenants require the maintenance of the "Consolidated Tangible Net Worth Threshold" and a “Fixed Charge Coverage Ratio”.  Consolidated Tangible Net Worth Threshold, as defined in the covenants, shall be equal to $25.0 million from the debt issue date until the first annual anniversary thereof, and at each annual anniversary of the debt issue date shall increase by an amount equal to $10.0 million. Fixed Charge Coverage Ratio shall be maintained at above 1.25 to 1, which means, as defined, (a) EBITDA for the most recent four consecutive fiscal quarters minus cash capital expenditures for such period minus the positive amount of any decrease in working capital during such fiscal year (or plus the amount of any increase in working capital during such fiscal year, as the case may be) to (b) the Fixed Charges. "Fixed Charges", as defined in the covenants, means the sum of (a) the Consolidated Interest Expense for such period that is anticipated to accrue during a period consisting of the Fiscal Quarter in which such determination date occurs and the three Fiscal Quarters immediately subsequent thereto, (b) the principal amount of consolidated Financial Covenant Debt having a scheduled due date during such period and (c) all cash dividends payable on Capital Stock in respect of such period. The calculation excludes certain items as defined in the covenants.

For our long-term strategic growth, the Company will continue to rely upon debt and capital markets for any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary objectives of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while controlling interest expense.

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

On April 17, 2007, the Company entered a cross-currency interest rate swap agreement (the “Transaction”) with Merrill Lynch, effectively exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principal amount of 2012 Notes for a 7.2% RMB fixed interest rate. The agreement requires semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012. Merrill Lynch required the Company to deposit $1,000,000 to secure the agreement. The deposit may be increased to $2,500,000, if the exchange rate for RMB to USD falls below 6.5, and to $4,000,000, if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

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

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2009, and December 31, 2008, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $456,174 and $305,100, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

As discussed in Note 14, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the Transaction.  On September 21, 2009, the Company terminated the Transaction and the $1,000,000 cash deposit was returned to the Company.

As discussed in Note 11, the 2010 Notes are subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount of $2,000,000 at a price equal to 100% of such principal amount.  As of August 5, 2009, the 2010 Notes have been repurchased by the Company and are no longer outstanding. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amount $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012 and September 1, 2012, in each instance at a price equal to 100% of such principal amount. Holders of the 2012 Notes may require the Company to repurchase such Notes at 100% of the principal amount thereof at any time after September 1, 2011. As of August 11, 2009, an aggregate principal amount of $26,500,000 of the 2012 Notes has been repurchased by the Company. On September 1, 2009, the Company redeemed additional $2,400,000 million principal amount of the 2012 Notes pursuant to the mandatory redemption schedule set forth in the Indenture governing the 2012 Notes. As of December 31, 2009, a total of $9,100,000 2012 Notes remained outstanding. The Company expects to follow the mandatory redemption schedule with respect to the 2012 Notes and pay off the remainder of the 2012 Notes on September 1, 2010.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is now approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 93% or $5.85 million (RMB 38.9 million) has been paid as of December 31, 2009 with the balance payable in installments. Prepayment in the amount of $2.72 was transferred to intangible assets after the land was put in use. The remaining amount paid is recorded as advances on intangible assets for $3,133,512 and $1,481,670 as of December 31, 2009 and December 31, 2008, respectively.

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $500,000 in AAG Shanghai through December 31, 2009.

The Company entered into an agreement (“Original Agreement”) with Shelton Technology, LLC on April 9, 2007 whereby the Company and Shelton agreed to work together through the Company’s wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”), to design, develop and manufacture custom industrial automation controllers.  Pursuant to the Original Agreementthe Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. On December 7, 2009, the Company and Shelton entered into the third amendment to the Original Agreement to further extend the term to December 31, 2009. The Company has contributed a total of $2.0 million to AAG as of December 31, 2009. The remaining $1.0 million contribution to AAG is to be made at a mutually agreed later date.   The Company and Shelton are continuing their joint work and are currently in process of developing a new agreement to extend the arrangement between them with respect to this work.

The following table discloses aggregate information about our contractual obligations as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Harbin Electric Inc. and Subsidiaries
As of December 31, 2009 (in thousands)

Contractual obligations	Total	Less than 1yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Debt Obligations - 2012 Notes	$9,100	$9,100	$0	$0	$0
Long-Term Bank Loan	$4,401	$0	$4,401	$0	$0
Purchase Obligations	$456	$456	$0	$0	$0
Investment commitment	$1,000	$1,000	$0	$0	$0
Land Use Agreement	$430	$430	$0	$0	$0
Total	15,387	10,986	4,401	0	0

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

As the majority of our net revenue, 77% of consolidated costs and expenses, and substantially all of our assets are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available. In addition, the appreciation of the RMB could make our customers’ products more expensive to purchase, because some of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results.

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

Translation adjustments resulting from this process amounted to $(70,011), $9,513,907 and $7,162,512 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were translated 6.84 RMB to $1.00 and 6.85 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the fiscal years ended December 31, 2009, 2008 and 2007 were 6.84 RMB, 6.96 RMB and 7.62 RMB to $1.00, respectively.  Simo Motor was acquired in October 2009, and the average translation rate applied to Simo Motor’s statement of income and cash flow was 6.84 RMB to $1.00.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the 2010 Notes and 2012 Notes, as described under Liquidity and Capital Resources. Our future interest expense will fluctuate in line with any change in our borrowing rates and therefore affect our cash flows and results of operations.

Derivative Instrument

To mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with the 2012 Notes, in 2007, the Company entered a cross-currency interest rate swap agreement, which was terminated in September 2009, as described under Liquidity and Capital Resources – Cross-currency interest rate hedge.

Inflation

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was (0.7%), 5.9%, and 4.8% in 2009, 2008, and 2007, respectively.

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

Concentration of Credit Risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with banks within the PRC and banks in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company had deposits in excess of federally insured limits totaling $92,701,730 and $47,783,767, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

One major customer accounted for approximately 12% of the net revenue for the fiscal year ended December 31, 2009.   At December 31, 2009, the total receivable balance due from this customer was $11,494,287, representing 12% of total accounts receivable. Three major customers accounted for approximately 43% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively.  At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable. Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounted for 20%, 20%, 13%, 10% and 9%, respectively. At December 31, 2007, the total receivable balance due from these customers was $19,338,613, representing 83% of total accounts receivable.

We depend on a few key suppliers to provide the raw materials and key component parts for the manufacture of our products. And adverse changes in such supply or the costs of raw materials may adversely affect our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations. One major vendor provided approximately 16% of the Company’s purchases of raw materials for the year ended December 31, 2009. Two major vendors provided approximately 39% of the Company’s purchases of raw materials for the period ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five vendors provided 80% of the Company’s purchase of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 and $1,055,730 at December 31, 2009 and 2008, respectively.

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

The consolidated financial statements for the years ended December 31, 2009, 2008, and 2007 prepared in response to this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1. They have been audited by Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), an independent registered public accounting firm. During its audits, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP),  was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

Sales Distribution by Product Lines and Percentage of International Business

The following table sets forth the percentage of revenues by our major product lines and the percentage of our international business for the years ended December 31, 2009, 2008 and 2007.

Product Line	Percent of Total Revenues (%)
	2009	2008	2007
Linear Motors and Related Systems	27%	41%	56%
Specialty Micro-Motors	18%	28%	28%
Rotary Motors	52%	23%	0%
Others	3%	8%	16%
Total	100%	100%	100%

International Business	10%	17%	12%

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

We were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost, each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm. Frazer Frost is currently registered with the Public Company Accounting and Oversight Board (PCAOB).

The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage Frazer Frost, as successor to MSWFT, was approved by the audit committee of the board of directors.

ITEM 9 A. Controls and Procedures

(a) Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2009, management has made a comprehensive review, evaluation and assessment of the effectiveness of the Company's internal control over financial reporting. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management excluded Xi’an Tech Full Simo from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company during 2009.  Xi’an Tech Full Simo is a wholly owned subsidiary of the Company and represents 40%, 20%, and 24% of the Company’s consolidated total assets, total revenue, and net income as of and for the year ended December 31, 2009.

Based on our evaluation, our principal executive officer and principal financial officer have concluded as of the end of the period covered  by our Annual Report on Form 10-K for the year ended December 31, 2009, our internal controls over financial reporting were effective.

Our independent registered public accounting firm, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), with direct access to our Board of Directors through our Audit Committee, has audited our consolidated financial statements and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report which is included in this Annual Report on Form 10-K.

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

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harbin Electric, Inc.

We have audited Harbin Electric, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded Xi’an Tech Full Simo from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company during 2009.  Xi’an Tech Full Simo is a majority owned subsidiary of the Company and represents 40%, 20%, and 24% of the Company’s consolidated total assets, total revenue, and net income as of and for the year ended December 31, 2009.

In our opinion, except for the effects of omission of Xi’an Tech Full Simo discussed in the preceding paragraph, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows of the Company, and our report dated March 15, 2010 expressed an unqualified opinion.

Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP, See Form 8-K filed on January 7, 2010)

Brea, California
March 15, 2010

ITEM 9B. Other Information.

On August 20, 2009, the Company held its fourth annual meeting of stockholders. There were two proposals presented to the stockholders at the meeting.

Proposal 1 was the election of the following five directors to serve for a one year term or until their respective successors have been duly elected and qualified.

DIRECTOR NOMINEE	FOR	AGAINST	WITHHELD

Tianfu Yang	18,131,484	0	45,034

Lanxiang Gao	18,126,659	0	49,859

Ching Chuen Chan	18,021,253	0	155,265

David Gatton	18,132,312	0	44,206

Yunyue Ye	18,134,708	0	41,810

Proposal 2 was the ratification of the appointment of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) as the Company’s independent auditor for the 2009 fiscal year. There were 8,115,527 votes FOR, 20,141 votes AGAINST and 40,850 votes ABSTAINED.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title	Director Since
Tianfu Yang	48	Chief Executive Officer and Chairman of the Board of Director	January 24, 2005
Zedong Xu	40	Chief Financial Officer	January 24, 2005
Ching Chuen Chan (1)(2)(3)	74	Independent Director	February 1, 2005
Boyd Plowman (1)(2)(3)	66	Independent Director	December 1, 2009
David Gatton (1)(2)(3)	56	Independent Director	February 1, 2005
Yunyue Ye	58	Independent Director	October 12, 2006
Tianli Yang	46	Vice President	January 24, 2005
Lanxiang Gao	57	Director	September 26, 2008
Christy Shue	46	Executive Vice President & Corporate Secretary	December 15, 2007

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

Boyd Plowman, Board Member, Chairman of Audit Committee - Mr. Plowman joined Harbin Electric’s board of directors on December 1, 2009 as an independent board member. Mr. Plowman is the retired Executive Vice President and Chief Financial Officer of Fleetwood Enterprises, Inc. (“Fleetwood”) where he was employed from 1969 until 1987 and from 1997 until 2008. Fleetwood was the world’s largest producer of recreational vehicles and manufactured housing. During his career with Fleetwood, Mr. Plowman held numerous leadership positions including Controller, Treasurer, and Financial Vice President. During his second stint with Fleetwood, he served as Executive Vice President and Chief Financial Officer until his retirement in 2008. He also served as President and Chief Executive Officer of Lee & Associates (Inland Empire Region). Lee & Associates is one of the leading commercial real estate brokerage firms in the United States. Prior to that, Mr. Plowman served as a Director and Chairman of the Audit Committee for Corporate Insurance and Reinsurance Company Limited (CIRCL), a Bermuda-based company reinsuring risks for captive insurance companies. Earlier in his career, Mr. Plowman worked as a senior tax accountant at Arthur Andersen & Co. and Ernst & Ernst. He earned his bachelor’s degree from Utah State University and was a certified public accountant. Mr. Plowman is the co-founder and President of Boyd Plowman &  Associates, Inc., a firm involved in venture capital, merchant banking, and consulting services regarding real estate, capital formation, and financial services.

David Gatton, Board Member, Chairman of Compensation Committee - Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. Some of Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies 13 for various private firms, and assistance in development of economic development projects for numerous cities. Mr. Gatton holds a B.A. from Cornell College and a Master’s degree from Harvard University.

Yunyue Ye, Board Member - Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University. Mr. Ye also currently serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the China Electrotechnical Society. Mr. Ye graduated from Zhejiang University in 1978.

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

Board Leadership Structure

The Board of Directors believes that Mr. Yang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Yang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

CORPORATE GOVERNANCE

Board of Directors

We have six members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. If there is a vacancy left by unexpected event such as death or sickness, our Board of Directors will appoint a new member as necessary to fill the vacancy.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

The Board of Directors held five (5) meetings during 2009.   The Audit Committee held five (5) meetings in 2009.  The Compensation Committee held four (4) meetings in 2009.  The Nominating and Corporate Governance Committee held one (1) meeting in 2009.  Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member. We do not have a policy with regard to Board members’ attendance at annual meetings of stockholders. Tianfu Yang, Lanxiang Gao, David Gatton, Ching Chuen Chan and Yunyue Ye attended the Company’s previous annual meeting in person.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist and advise the Board of Directors with respect to identifying individuals qualified to become members of the Board of Directors, evaluating the overall functioning and performance of the Board of Directors and its committees and developing and overseeing a set of corporate governance guidelines for the Company. Ching Chuen Chan, David Gatton, and Boyd Plowman are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on July 9, 2009, as amended on July 14, 2009, for its Annual Meeting of Stockholders, which was held on August 20, 2009. A copy of our Nominating and Corporate Governance Committee Charter can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

The Nominating and Corporate Governance Committee evaluates all nominees, including current directors who may be up for re-election, based on several different professional criteria and in accordance with the minimum requirements as established in its charter and in the Company’s Articles of Incorporation and Bylaws. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders. Stockholders can recommend qualified candidates for the Board of Directors by submitting the candidate’s name and qualifications to: Ching Chuen Chan, Chairman, Nominating and Corporate Governance Committee, Harbin Electric, Inc., 20 Ramblewood Road, Shoreham, NY 11786. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee was recommended by a stockholder. Among other things, the Nominating and Corporate Governance Committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with China-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with US public companies, language skills and other factors. The Nominating and Corporate Governance Committee believes that it is appropriate to include representation of senior management on the Board of Directors

Compensation Committee

The Compensation Committee evaluates and determines the salaries and incentive compensation for our officers. The function of the Compensation Committee is to evaluate and determine the compensation levels of the Company’s Named Executive Officers, including the Chief Executive Officer; and the equity allocations relating to the Company’s equity programs. David Gatton, Ching Chuen Chan, and Boyd Plowman are members of our Compensation Committee. The Compensation Committee Charter was amended on January 22, 2009. A copy of our Amended and Restated Compensation Committee Charter can also be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it. No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members for the year ended December 31, 2009 consisted of Boyd Plowman, David Gatton, and Ching Chuen Chan. Each of these members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors. The audit committee assists the Board of Directors in its oversight of the Company’s financial reporting process. The Audit Committee is directly responsible for the appointment, retention and termination of the independent accountants. The Audit Committee reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. A copy of our Audit Committee Charter can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Boyd Plowman is the “audit committee financial expert” and is an independent member of our board of directors.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

  In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Boyd Plowmans (Chairman)
David Gatton
Ching Chuen Chan

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2009, all of the executive officers and board of directors complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

	Year	Salary (Cash) ($)	Bonus (Cash) ($)	Option Awards ($)		All other compensation(1) ($)		Total ($)

Tianfu Yang, CEO	2009	26,470	-	11,946	(3)	-		38,416
	2008	26,470	-	47,784	(2)	-		74,254
	2007	23,715	-	47,784	(1)	-		71,499

Zedong Xu, CFO	2009	15,882	-	7,962	(3)	-		23,844
	2008	15,882	-	31,856	(2)	-		47,738
	2007	14,229	-	31,856	(1)	-		46,085

Tianli Yang, Vice President	2009	15,882	-	7,962	(3)	-		23,844
	2008	15,882	-	31,856	(2)	-		47,738
	2007	14,229	-	31,856	(1)	-		46,085

Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary	2009	76,290	27,500	573,484	(3)	40,810	(4)	718,084
	2008	70,360	-	573,484	(3)	39,240	(4)	683,084
	2007	4,171	-	430,115	(1)	-		434,286

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. See Note 17 of consolidated financial statements for assumptions made in the valuations.

(2) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2008. See Note 18 of consolidated financial statements for assumptions made in the valuations.

(3) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2009. See Note 19 of consolidated financial statements for assumptions made in the valuations.

(4) Such amount represented reimbursement of health insurance, apartment and leased car expenses.

Grant of Plan Based Awards

No grant of any award pursuant to the Company’s 2005 Stock Option Plan was made in 2009 to any Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Tianfu Yang, CEO	30,000	-	(1)	$8.10	2/ 6/11
Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary	160,667	69,333	(2)	15.60	12/15/12

(1) Mr. Tianfu Yang received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, all of which were vested and were exercisable as of December 31, 2009.

(2) Ms. Christy Shue received a stock option grant of 260,000 shares in December 2007 at an exercise price of $15.60 per share, 160,667 of which vested and were exercisable as of December 31, 2009.

Aggregate Option Exercises In Last Fiscal Year and Value Realized on Exercise

The following table shows the options exercised on vesting by the Named Executive Officers in 2009 and the value realized at December 31, 2009.

	Options Exercised
Name	Number of Shares Exercised	Value Realized on Exercise ($)(1)

Zedong Xu	20,000	244,200
Tianli Yang	20,000	244,200
Christy Shue	30,000	187,500

(1) The dollar amounts shown above are determined by multiplying (i) the number of shares acquired at exercise by (ii) the difference between the closing price of our Common Stock at the date of exercise and the option exercise price.

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

Director Compensation

The following table summarizes compensation that our directors earned during 2009 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)		Options Awards ($)		All Other Compensation ($)	Total ($)
Ching Chuen Chan (1)	24,000		-		-	24,000
David Gatton (2)	36,000		2,071	(7)	-	38,071
Patrick McManus	27,000	(3)	2,071	(7)	-	29,071
Feng Bai	15,333	(4)	-		-	15,333
Boyd Plowman	3,000	(5)	140,891	(8)	-	143,891
Yunyue Ye	-		-		-	-
Lanxiang Gao(6)	-		-		-	-

(1) During the fiscal year ended December 31, 2005, Mr. Ching Chuen Chan received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are exercisable as of December 31, 2009. In 2009, Ching Chuen Chan exercised 25,000 shares of options in a cash transaction.

(2) Mr. David Gatton received a stock option grant of 10,000 shares in February 2006 at an exercise price of $8.10 per share, all of which have vested and are exercisable as of December 31, 2009.  During the fiscal year ended December 31, 2005, Mr. David Gatton received a stock option award of 50,000 shares at an exercise price of $3.10 per share, all of which have vested and are exercisable as of December 31, 2009. In 2009, Mr. Gatton exercised 45,000 shares of options (including 25,000 shares owned by his wife) in a cashless transaction.

(3) Mr. Patrick McManus deceased in July 2009.

(4) Representing the cash compensation received by Mr. Feng Bai from January – August 20, 2009. Mr. Feng Bai ceased to be a member of the Board of Directors as of August 20, 2009.

(5) Representing the cash compensation received by Mr. Boyd Plowman for December 2009. Mr. Boyd Plowman joined the Board of Directors on December 1, 2009.

(6) Ms. Lanxiang Gao received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, all of which vested and were exercisable as of December 31, 2009 Ms. Gao received her stock options as compensation for serving as the Chief Operating Officer of Shanghai Tech Full Electric Co., Ltd, a wholly owned subsidiary of Harbin. In 2009, Ms. Gao exercised 12,500 shares of options in a cashless transaction.

(7) Valuation is based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2009. See Note 19 of consolidated financial statements for assumptions made in the valuations.

(8) Mr. Boyd Plowman received a stock option grant of 30,000 shares in December 2009 at an exercise price of $20.02 per share, 15,000 of which have vested and are exercisable as of December 31, 2009.  Valuation is based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2009. See Note 19 of consolidated financial statements for assumptions made in the valuations.

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

On December 1, 2009, in connection with the Independent Director Agreement (the “Agreement”) dated November 30, 2009 between the Company and Boyd Plowman, the Company granted options (the “Options”) to Mr. Plowman to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $20.02 per share, the closing price of the Company’s common stock on November 30, 2009.  Fifty percent of the options (15,000 shares) shall vest immediately.  The remaining options shall become exercisable in twelve (12) equal quarterly installments of one thousand two hundred and fifty (1,250) options, with the first installment to be exercisable as of the last day of the first quarter of calendar year 2010, with an additional 1,250 of options becoming exercisable as of the last day of the subsequent quarter.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board of Directors were David Gatton, Ching Chuen Chan, and Boyd Plowman. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

The members of the Compensation Committee are:

David Gatton, Chairman
Ching Chuen Chan
Boyd Plowman

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

Title of Class	Name and Address of Beneficial Owner**	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang	9,663,354	(2)	31.10%

Common Stock	Tianli Yang	500,000	(3)	1.61%

Common Stock	Zedong Xu	350,000	(4)	1.13%

Common Stock	Ching Chuen Chan	18,000	(5)	*

Common Stock	Boyd Plowman	15,000	(6)	*

Common Stock	David Gatton	25,268	(7)	*

Common Stock	Yunyue Ye	45,000		*

Common Stock	Lanxiang Gao	120,010		*

Common Stock	Christy Shue	160,667	(8)	*

Common Stock	Shares of all directors and executive officers as a group (9 persons)	10,897,299	(9)	35.08%

Common Stock	Citadel Advisors LLC c/o Citadel Investment Group, L.L.C., 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603	1,600,033	(10)	5.15%

* Indicates less than one percent.
** The address of each director, nominee, and executive officer is c/o Harbin Electric, Inc., No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060.

(1)	Based on 31,067,471 shares of common stock outstanding as of December 31, 2009.

(2)
Includes options to acquire 30,000 shares of common stock exercisable within 60 days of December 31, 2009. Also includes 2,950,000 shares of common stock owned by Hero Wave Investments Limited, a British Virgin Islands company (“Hero”). Mr. Yang is the sole owner of the equity of Hero and has voting and dispositive control over the shares of common stock held by Hero.

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

(5)	Includes options to acquire 18,000 shares of common stock exercisable within 60 days of December 31, 2009.

(6)	Includes options to acquire 15,000 shares of common stock exercisable within 60 days of December 31, 2009.

(7)	Includes options to acquire 10,000 shares of common stock exercisable within 60 days of December 31, 2009, 5,000 of which are held by Mr. Gatton’s wife, Jillian F. McNamara.

(8)	Includes options to acquire 160,667 shares of common stock exercisable within 60 days of December 31, 2009.

(9)	Includes aggregate options to acquire 215,667 shares of common stock in each case exercisable within 60 days of December 31, 2009.

(10)
The Schedule 13G filed on February 4, 2010, was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Citadel Advisors LLC (“Citadel Advisors”), (ii) Citadel Holdings II LP (“CH-II”), (iii) Citadel Investment Group II, L.L.C. (“CIG-II”) and (iv) Mr. Kenneth Griffin (collectively with Citadel Advisors, CH-II and CIG-II, the “Reporting Persons”) with respect to shares of Common Stock of the Company (and/or warrants to purchase such stock) owned by Citadel Equity Fund Ltd., a Cayman Islands limited company (“CEF”), Citadel Derivatives Trading Ltd., a Cayman Islands limited company (“CDT”), Citadel Global Equities Master Fund Ltd., a Cayman Islands limited company (“CG”), Citadel Securities LLC, a Delaware limited liability company (“Citadel Securities”), and certain segregated accounts. Citadel Advisors is the investment manager for CEF, CG and certain segregated accounts, and the portfolio manager for CDT. CH-II is the managing member of Citadel Advisors. CH-I is the non-member manager of Citadel Securities. CIG-II is the general partner of CH-I and CH-II. Mr. Griffin is the President and Chief Executive Officer of, and owns a controlling interest in, CIG-II. The information was derived from a Schedule 13G filed on February 4, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions, since the beginning of the Company’s last fiscal year in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Our board of directors has determined that Mr. Ching Chuen Chan, Mr. David Gatton, Mr. Boyd Plowman, and Mr. Yunyue Ye are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

2009:	$560,700	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) LLP)

2008:	$440,000	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) LLP)LLP)

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

2009:	$515,000	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

2008:	$93,800	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

We incurred these fees in connection with registration statements, financing, and acquisition transaction.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2009:	$25,000	Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

2008:	$7,000	Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

All Other Fees

There are no other fees to disclose.

All of the fees paid to Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) for the fiscal years ended December 31, 2009 and 2008 described above were pre-approved by the audit committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Method of Filing

1.1	Underwriting Agreement, dated July 30, 2009, between the Company and Roth Capital Partners, LLC.	Filed as Exhibit 1.1 to the current report on Form 8-K filed with the Commission on July 30, 2009 and incorporated herein by reference.
3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Commission on October 20, 2008 and incorporated by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.
3.4	Articles of Merger dated as of January 27, 2005 by and between the Company and Torch Executive Services Ltd., a Nevada corporation.	Filed as Exhibit 3.1 to the quarterly report on Form 10-Q filed with the Commission on May 8, 2009 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.5	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.6	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.7	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.14	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.15	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.17	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 11, 2008 and incorporated herein by reference.

10.27	Amendment to Letter Agreement, dated as of December 11, 2008 between the Company and Shelton Technology, LLC.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 16, 2008 and incorporated herein by reference.

10.28	Second Amendment to Letter Agreement , dated as of April 21, 2009 between the Company and Shelton Technology, LLC..	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 24, 2009 and incorporated herein by reference.

10.29	Amendment to Employment Agreement, dated April 1, 2009 by and between the Company and Ms. Christy Young Shue.	Filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Commission on May 8, 2009 and incorporated herein by reference.

10.30	Letter Agreement between the Company and Citadel Equity Fund Ltd. dated June 1, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 5, 2009 and incorporated herein by reference.

10.31	Merrill Lynch International (“Merrill”) and ABN AMRO Bank N.V., London Branch (“ABN”) Letter Agreement among the Company, Merrill and ABN dated July 14, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.32	Abax Letter Agreement among the Company, Abax Jade and Abax Nai Xin dated July 14, 2009.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.33	Equity Acquisition Agreement between Harbin Tech Full Electric Co. Ltd., Xi’an Simo Electric Co. Ltd. and Shaanxi Electric Machinery Association dated October 2, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 7, 2009 and incorporated herein by reference.

10.34	SWAP Termination Agreement between the Company and Merrill Lynch International, dated as of September 16, 2009.	Filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed with the Commission on November 9, 2009 and incorporated herein by reference.

10.35	Independent Director Agreement dated November 30, 2009, between the Company and Boyd R. Plowman.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2009 and incorporated herein by reference.

10.36	Third Amendment to the Letter Agreement between the Company and Shelton Technology, LLC dated as of December 7, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 8, 2009 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the Registration Statement on Form S-1 filed with the Commission on October 20, 2008 and incorporated by reference.

23.1	Consent of Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit 99.1	Press Release Announcing Fourth Quarter and 2009 Financial Results	Filed herewith

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

Date: March 16, 2010	By:	/s/ Tianfu Yang
	By:	Tianfu Yang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

NAME	TITLE

/s/ Tianfu Yang	Chief Executive Officer, Director and Chairman of the Board	March 16, 2010
Tianfu Yang

/s/ Zedong Xu	Chief Financial Officer (Principal Accounting Officer)	March 16, 2010
Zedong Xu

/s/ Lanxiang Gao	Director	March 16, 2010
Lanxiang Gao

/s/ Ching Chuen Chan	Director	March 16, 2010
Ching Chuen Chan

/s/ Boyd Plowman	Director	March 16, 2010
Boyd Plowman

/s/ David Gatton	Director	March 16, 2010
David Gatton

/s/ Yunyue Ye	Director	March 16, 2010
Yunyue Ye

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Harbin Electric, Inc

We have audited the accompanying consolidated balance sheets of Harbin Electric, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Harbin Electric, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbin Electric, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harbin Electric, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed a unqualified opinion.

/S/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)
Brea, CA

March 15, 2010

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$92,902,400	$48,412,263
Restricted cash	3,522,009	513,450
Notes receivable	1,086,929	1,451,977
Accounts receivable, net	93,322,885	30,284,080
Inventories	74,913,877	21,960,084
Other receivables & prepaid expenses	5,828,453	248,552
Advances on inventory purchases	11,718,544	3,529,607
Total current assets	283,295,097	106,400,013

PLANT AND EQUIPMENT, net	156,364,548	94,931,999

OTHER ASSETS:
Debt issuance costs, net	359,255	1,672,279
Advances on non-current assets	13,666,414	12,308,617
Goodwill	54,073,754	12,273,778
Other intangible assets, net of accumulated amortization	21,472,471	6,430,397
Other assets	1,722,693	471,220
Deposit in derivative hedge	-	1,000,000
Total other assets	91,294,587	34,156,291

Total assets	$530,954,232	$235,488,303

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$4,533,268	$1,026,900
Accounts payable	47,099,135	8,415,919
Short term loans	44,439,629	4,180,950
Other payables	8,890,730	875,395
Accrued liabilties	3,438,664	2,715,351
Customer deposits	18,455,842	1,244,622
Taxes payable	8,233,862	2,096,521
Cross currency hedge payable	-	175,986
Amounts due to original shareholders	28,681,976	-
Current portion of notes payable, net	7,660,210	1,979,871
Total current liabilities	171,433,316	22,711,515

LONG TERM LIABILITIES:
Amounts due to original shareholders	-	733,500
Long term loan - bank	4,401,000	-
Notes payable, net	-	31,630,995
Fair value of derivative instrument	-	5,762,958
Warrant liability	4,623,558	-

Total liabilities	180,457,874	60,838,968

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 31,067,471 and 22,102,078 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	310	220
Paid-in-capital	218,094,374	95,029,290
Retained earnings	69,594,111	52,100,479
Statutory reserves	22,869,423	14,573,994
Accumulated other comprehensive income	18,638,299	12,945,352
Total shareholders' equity	329,196,517	174,649,335

NONCONTROLLING INTERESTS	21,299,841	-

Total liabilities and equity	$530,954,232	$235,488,303

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

REVENUES	$223,234,394	$120,820,302	$65,402,864

COST OF SALES	146,622,220	73,343,521	32,967,887

GROSS PROFIT	76,612,174	47,476,781	32,434,977

RESEARCH AND DEVELOPMENT EXPENSE	2,093,366	1,170,169	1,064,074

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,671,507	11,913,435	7,659,611

INCOME FROM OPERATIONS	55,847,301	34,393,177	23,711,292

OTHER EXPENSE (INCOME), NET
Other (income) expenses, net	(5,462,148)	(1,575,224)	188,654
Interest expense, net	12,315,645	6,065,814	6,619,954
Loss on cross currency hedge settlement	9,000,000	-	-
Gain on debt repurchase	(4,155,000)	-	-
Change in fair value of warrant	13,214,525	-	-
Total other expense, net	24,913,022	4,490,590	6,808,608

INCOME BEFORE PROVISION FOR INCOME TAXES	30,934,279	29,902,587	16,902,684

PROVISION FOR INCOME TAXES	7,796,084	4,523,888	-

NET INCOME BEFORE NONCONTROLLING INTEREST	23,138,195	25,378,699	16,902,684

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,491,414	-	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	19,646,781	25,378,699	16,902,684

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(70,011)	9,513,907	7,162,512
Foreign currency translation adjustment attributable to noncontrolling interest	683	-	-
Change in fair value of derivative instrument	(3,237,042)	5,081,414	(10,844,372)

COMPREHENSIVE INCOME	$16,340,411	$39,974,020	$13,220,824

EARNINGS PER SHARE
Basic
Weighted average number of shares	25,568,936	20,235,877	17,082,300
Earnings per share before noncontrolling interest	$0.90	$1.25	$0.99
Earnings per share attributable to controlling interest	$0.77	$-	$-
Earnings per share attributable to noncontrolling interest	$0.13	$-	$-

Diluted
Weighted average number of shares	25,672,420	21,323,660	18,634,739
Earnings per share before noncontrolling interest	$0.90	$1.19	$0.91
Earnings per share attributable to controlling interest	$0.77	$-	$-
Earnings per share attributable to noncontrolling interest	$0.13	$-	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total

BALANCE, January 1, 2007	16,600,451	$166	$12,252,064	$26,222,408	$4,523,715	$2,031,891	$-	$45,030,244

Reclassification of warrant liabilities to equity			22,921,113	(6,353,033)				16,568,080
Stock issued in acquisition	473,354	5	6,499,995					6,500,000
Exercise of stock warrants at $3.50	155,198	1	543,192					543,193
Exercise of stock warrants at $7.80	150,000	1	1,169,999					1,170,000
Cashless exercise of warrants and options	764,153	8	(8)					-
Capital contribution			199,111					199,111
Stock based compensation			1,385,123					1,385,123
Net income				16,902,684				16,902,684
Adjustment to statutory reserve				(4,490,747)	4,490,747			-
Foreign currency translation gain						7,162,512		7,162,512
Net change related to cash flow hedge						(10,844,372)		(10,844,372)
BALANCE, December 31, 2007	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$-	$84,616,575

Exercise of stock warrants at $3.50	322,298	3	1,128,040					1,128,043
Exercise of stock options at $3.10	25,000	-	77,500					77,500
Non-cash exercise of stock option at $3.10	11,624	-	-					-
Exercise of stock warrants at $7.80	100,000	1	779,999					780,000
Stock issuance for cash at $14.13	3,500,000	35	46,290,708					46,290,743
Amortization of stock compensation			1,782,454					1,782,454
Net income				25,378,699				25,378,699
Adjustment to statutory reserve				(5,559,532)	5,559,532			-
Foreign currency translation gain						9,513,907		9,513,907
Net change related to cash flow hedge						5,081,414		5,081,414
BALANCE, December 31, 2008	22,102,078	$220	$95,029,290	$52,100,479	$14,573,994	$12,945,352	$-	$174,649,335

Cumulative effect of reclassification of warrants			(13,613,718)	6,142,280				(7,471,438)
BALANCE, January 1, 2009 as adjusted	22,102,078	$220	$81,415,572	$58,242,759	$14,573,994	$12,945,352	$-	$167,177,897

Exercise of stock warrants at $7.80	1,428,846	14	26,122,124					26,122,138
Amortization of stock compensation			1,211,037					1,211,037
Non cash exercise of warrant at $12.25	85,227	1	1,055,266					1,055,267
Stock issuance for cash at $16	7,187,500	72	107,521,878					107,521,950
Noncontrolling interest in acquiree							17,957,815	17,957,815
Exercise of stock options at $3.10	65,000	1	201,499					201,500
Exercise of stock options at $8.10	70,000	1	566,999					567,000
Cashless exercise of options	128,820	1	(1)					-
Net income				19,646,781			3,491,414	23,138,195
Adjustment to statutory reserve				(8,295,429)	8,295,429			-
Dividend distribution							(150,071)	(150,071)
Foreign currency translation						(70,011)	683	(69,328)
Net change related to cash flow hedge						(3,237,042)		(3,237,042)
Reclassification of change in cash flow hedge to earnings						9,000,000		9,000,000
BALANCE, December 31, 2009	31,067,471	$310	$218,094,374	$69,594,111	$22,869,423	$18,638,299	$21,299,841	$350,496,358

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND  2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$19,646,781	$25,378,699	$16,902,684
Net income attributable to noncontrolling interest	3,491,414	-	-
Consolidated net income	23,138,195	25,378,699	16,902,684
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,563,602	1,608,724	567,069
Amortization of intangible assets	1,166,304	1,032,674	510,023
Amortization of debt issuance costs	1,313,024	542,438	542,438
Amortization of debt discount	10,949,344	4,489,135	4,532,132
(Recovery of) provision for accounts receivable	(437,191)	(1,899)	65,876
Stock based compensation	1,211,037	1,782,454	1,584,234
Loss (gain) on derivative instrument	-	541,018	(700,496)
Realized loss on extinguishment of derivative liability	9,000,000	-	-
Realized gain on repurchase of notes payable	(4,155,000)	-	-
Loss on disposal of equipment	1,305,831	-	-
Gain on disposal of intangible assets	(89,955)
Change in fair value of warrants	13,214,525	-	-
Change in operating assets and liabilities
Notes receivable	352,233	(1,076,669)	-
Accounts receivable	69,474	(1,174,801)	(12,197,768)
Inventories	12,174,305	9,605,737	(1,615,757)
Other receivables	(1,321,224)	1,313,578	(108,028)
Advances on inventory purchases	(151,787)	(730,043)	(844,177)
Other assets	98,624	8,920	(24,781)
Accounts payable	(1,660,309)	591,620	(1,302,212)
Other payables and accrued liabilities	(2,483,281)	(1,627,632)	965,773
Customer deposits	(4,052,825)	(1,277,737)	(7,848)
Taxes payable	(688,173)	1,298,829	234,702
Net cash provided by operating activities	62,516,753	42,305,045	9,103,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	11,092,963	5,061,757	-
Payment for advances on non-current assets	(4,317,899)	(403,620)	(23,315,185)
Purchase of intangible assets	(9,969)	-	(1,117,024)
Additions to plant and equipment	(8,478,159)	(16,035,159)	(12,138,676)
Additions to construction-in-progress	(3,733,692)	(16,386,519)	-
Payment to original shareholders for acquisition	(83,958,460)	(53,335,500)	-
Proceeds from disposal of equipments	282,877	-	-
Net cash used in investing activities	(89,122,339)	(81,099,041)	(36,570,885)

CASH FLOWS FINANCING ACTIVITIES:
Increase in restricted cash	(2,992,096)	(504,525)	-
Net proceeds from stock issuance	107,491,950	46,290,743	-
Proceeds received from conversion of warrants and options	11,913,499	1,985,543	1,713,193
Deposit to secure investment in cross currency hedge	1,000,000	-	(1,000,000)
Proceeds from cross currency hedge	-	145,945	554,551
Payment on cross currency hedge	(9,000,000)	(365,032)	-
Payment on notes payable	(32,745,000)	(4,000,000)	-
Payment on notes payable -short term	(5,125,486)	(3,315,450)	-
Proceeds from notes payable - short term	6,151,756	-	-
Proceeds from short term loan-bank	15,020,201	-	-
Repayment of short term loan-bank	(18,872,916)	(1,034,997)	-
Repayment of long term loan - bank	(1,466,700)	-	-
Dividend payment to shareholders	(150,071)	-	-
Net cash provided by financing activities	71,225,137	39,202,227	1,267,744

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(129,414)	2,470,139	4,419,251

INCREASE (DECREASE) IN CASH	44,490,137	2,878,370	(21,780,026)

CASH, beginning	48,412,263	45,533,893	67,313,919

CASH, ending	$92,902,400	$48,412,263	$45,533,893

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 1 - Nature of Business

Harbin Electric, Inc. (“the Company” or “Harbin Electric”) is a Nevada Corporation, incorporated on July 9, 2003. Through its subsidiaries, the Company designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products.  Products are sold in China and to certain international markets.

Current development

On October 2, 2009, Harbin Electric acquired Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”).  Simo Motor formerly known as Xi’an Simo Motor Incorporation (Group), was initially established in 1955 as a State-Owned Enterprise and one of the major backbone companies of China’s electric motor industry. In January 2004, Simo Motor was privatized as a shareholding company from the former Xi’an Electric Motor Works under the corporate laws of the PRC. Simo Motor develops and manufactures various industrial motors.  Simo Motor sells its products primarily in China and also in the advanced industrial markets of North America, Europe and Asia as well as in Africa, Southeast Asia and the Middle East. Simo Motor has developed to a large enterprise group which consists of 15 wholly-owned and 8 majority owned subsidiaries mainly engaged in manufacturing and selling of electric motors. As a result, the Company’s ownership to Simo Motor and all subsidiaries averages to 87.2%. The remaining 12.8% is owned by noncontrolling shareholders.  See Note 16 for further discussion.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries.  All material intercompany transactions have been eliminated.
	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd. (“HTFE”)	Harbin, China	100%
Advanced Automation Group, LLC (“AAG”)	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd. (“SAAG”)	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd. (“STFE”)	Shanghai, China	100%
Weihai Tech Full Simo Motors Co., Ltd. (“Weihai”)	Weihai, China	100%
Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”)	Xi’an, China	87.2%

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above.

Since Simo Motor was acquired in October 2009, its operating results for the three months ended December 31, 2009 were included in the consolidated statements.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates and assumptions by management affect  accrued expenses, the valuation of accounts receivable, inventories, and long-lived assets, legal contingencies, lives of plant and equipment, lives of intangible assets, business combinations, goodwill, calculation of warranty accruals, taxes, share-based compensation and others.

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Foreign currency transactions

Our reporting currency is the US dollar.  The functional currency of PRC subsidiaries is the Chinese Renminbi (“RMB”). Our results of operations and financial position of the PRC subsidiaries are translated to United States dollars using the year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to $(70,011), $9,513,907 and $7,162,512 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were translated 6.84 RMB to $1.00 and 6.85 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the fiscal years ended December 31, 2009, 2008 and 2007 were 6.84 RMB, 6.96 RMB and 7.62 RMB to $1.00, respectively.  Simo Motor was acquired in October, 2009, and the average translation rate applied to Simo Motor’s statement of income and cash flow was 6.84 RMB to $1.00.

Transaction loss of $88,993, $358,460 and $118,247 were recognized during fiscal years ended December 31, 2009, 2008 and 2007.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of December 31, 2009 and 2008, the Company had deposits in excess of federally insured limits totaling $92,701,730 and $47,783,767, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

One major customer accounted for approximately 12% of the net revenue for the fiscal year ended December 31, 2009.   At December 31, 2009, the total receivable balance due from this customer was $11,494,287, representing 12% of total accounts receivable. Three major customers accounted for 43% of the net revenue for the fiscal year ended December 31, 2008, with each customer individually accounting for 16%, 15% and 12%, respectively. At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable.  Five major customers accounted for 72% of the net revenue for the year ended December 31, 2007, with each customer individually accounting for 20%, 20%, 13%, 10% and 9%, respectively.

One major vendor provided approximately 16% of the Company’s purchases of raw materials for the year ended December 31, 2009.  Two major vendors provided 39% of the Company’s purchase of raw materials for the year ended December 31, 2008, with each vendor individually accounting for 23% and 16%, respectively. Five major vendors provided 80% of the Company’s purchase of raw materials for the year ended December 31, 2007, with each vendor individually accounting for 27%, 22%, 13%, 12% and 6%, respectively. The Company’s accounts payable to these vendors was $0 and $1,055,730 at December 31, 2009 and 2008, respectively.

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Notes receivable

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by banks of the customers.  Notes receivables were interest-free with maturity dates of three or six months from date of issuance.

Accounts receivable

Accounts receivable are presented net of an allowance for bad debts account. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reverses. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

Inventories

Inventory is valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventory is written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  Inventory is composed of raw material for manufacturing electrical motors, work in process and finished goods within the Company’s warehouse premise or consigned at a customer site.

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of December 31, 2009.

Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indicators of impairment exist. For purposes of our goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Land use rights - all land in the People’s Republic of China is government owned.  However, the government grants “land use rights” (the “Right”).  The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

Patents – capitalized patent costs represent legal costs incurred to establish patents and the portion of the acquisition price paid attributed to patents upon the assets acquisition on July 16, 2007. Capitalized patent costs are amortized on a straight line method over the related patent terms generally from 6 to 10 years.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We perform our annual impairment test in the fourth quarter.
Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of December 31, 2009, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of December 31, 2009, management believes there was no impairment.

Stock-based compensation

We record share-based compensation expense based upon the grant date fair value of share-based awards. The value of the award is principally recognized as expense ratably over the requisite service periods. We use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In addition, revenue recognition could be negatively impacted by returns. For our linear motor and specialty micro-motor businesses, our products are custom products which are customer specific, and no returns are allowed. We warrant our product for repair, only in the event of defects for two years from the date of shipment.  We charge such costs to cost of goods sold. For our industrial rotary motor business, our products are standardized products and returns are allowed within three days upon receipt of products by customers. We provide product warranty for repair one year from the date of shipment. Historically, the returns and defects have not been material. Should returns increase in the future it would be necessary to adjust the estimates, in which case recognition of revenues could be delayed.

Shipping and handling costs are included in selling, general and administrative costs and totaled $2,896,231, $1,665,628 and $647,585 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  GAAP also requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of January 1, 2007, income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at December 31, 2009, 2008, and 2007, respectively.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate from January 1, 2008 to December 31, 2010. Weihai is currently at the standard 25% income tax rate.  Our operations under STFE was  income tax exempt in 2008 and 2009, and will be subject to preferential income tax rate of 11% in 2010, 12% in 2011 and 12.5% in 2012 since its located in an economic development zone.  Simo Motor is located in the Province of Shaanxi which is in the mid-west region of China, a specially designated region where the government grants special income tax rates to qualified entities.  Simo Motor qualifies for the “Go-west” special income tax rate of 15% promulgated by the government and therefore is subject to a 15% EIT rate from year 2007 to 2010.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company’s subsidiaries were paying the following tax rate for the years ended December 31:

	2009		2008		2007
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	15%	10%	15%	10%	15%	10%

Weihai (a)	0%	25%	0%	25%	n/a	n/a

STFE (b)	25%	0%	25%	0%	n/a	n/a

Simo Motor (c)	10%	15%	n/a	n/a	n/a	n/a

(a) Weihai was acquired in July 2008 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the six-months-period ended December 31, 2008 and the fiscal year ended December 31, 2009.

(b) STFE was income tax exempt for the years ended December 31, 2009 and 2008, and no operational income was generated for the year ended December 31, 2008 and 2007.

(c) Simo Motors was acquired in October 2009 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the three-month-period ended December 31, 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2009	2008	2007
U.S. Statutory rates	34%	34%	34%
Foreign income not recognized in USA	-34	-34	-34
China income taxes	25	25	33
Tax exemption	-14	-10	-33
Other items (d)	14	-	-
Effective income taxes	25%	15%	-%

(d)  The 14 % represents the $34,762,948 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the year ended December 31, 2009.

The estimated tax savings for the years ended December 31, 2009, 2008 and 2007 amounted to $8,638,041, $6,007,426, and $10,260,615, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.77 to $0.43 in 2009, $1.25 to $0.95 in 2008, and $0.99 to $0.38 in 2007.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the year ended December 31, 2009.  The net operating loss carry forwards for United States income taxes amounted to $29,276,137 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, starting from 2026 through 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the year ended December 31, 2009 was an increase of approximately $3,157,259. Management will review this valuation allowance periodically and make adjustments accordingly.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $128,862,919 as of December 31, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $40,292,224 and $25,943,303 for the year ended December 31, 2009.  VAT on sales and VAT on purchases amounted to $12,278,874 and $7,217,430 for the year ended December 31, 2008, and $9,747,272 and $5,138,433 for the same period of 2007, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $139,252, $230,307 and $1,183 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Business combinations

Effective January 1, 2009, we account for business combinations using the acquisition method of accounting. The acquisition method requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The provisions of the acquisition method related to income tax adjustments apply to all business combinations regardless of consummation date. As a result of implementing the acquisition method, acquisition costs of approximately $926,000, which included legal, accounting and investment banking fees were expensed during the year ended December 31 2009 in connection with the Simo Motor acquisition. This acquisition is further described in Note 16, “Business Combination”.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, we may be required to record assets which we do not intend to use or sell (defensive assets) and/or to value assets at fair value measures that do not reflect our intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Derivative instrument

The Company uses a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt.  This type of derivative financial instrument is known as a cash flow hedge.  Cash flow hedges are defined by GAAP as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Fair value of financial instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

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

As of December 31, 2009, the outstanding principal on the Company’s 2012 Notes payable , evaluated under these accounting standards, amounted to $7,660,210.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption is no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of December 31, 2009, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was $4.6 million.  The Company recognized a total of $13.2 million loss from the change in fair value of the warrants for the year ended December 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31, 2009	January 1, 2009
Annual dividend yield	-	-
Expected life (years)	2.67	3.67
Risk-free interest rate	1.51%	1.20%
Expected volatility	68%	66%

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Fair value of warrant liabilities	$4,623,558		$4,623,558

Other than the derivative instruments, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recently Adopted Accounting Standards

In January 2009, the FASB’s accounting standard regarding other investments providing additional guidance which amended the impairment model to remove the exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding fair value measurements and disclosures providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This guidance shall be applied prospectively with retrospective application not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB’s accounting standard regarding debt and equity securities requires to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This guidance will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This guidance provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This guidance is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In June 2009, the FASB updated an accounting standard regarding consolidation guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the FAS 95. The following information relates to non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Total interest paid amounted to $4,581,551, $4,441,698 and $2,326,267 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest expense in the amount of $3,540,156, $2,114,498 and $980,154 was capitalized into construction in progress for the years ended December 31, 2009, 2008 and 2007, respectively.

Total income tax paid amounted to $7,612,524, $4,509,648 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, notes receivable in the amount of $91,754 was transferred as payment for purchase of equipments.  Notes payable of $2,478,961 was transferred from accounts receivable in the amount of $721,198 and accounts payable of $1,757,763. Fixed asset of $55,001 was transferred as payment to accounts payable.

Note 4 – Accounts receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2009	2008
Accounts receivable	$97,302,153	$30,437,235
Less: allowance for bad debts	(3,979,268)	(153,155)
Accounts receivable, net	$93,322,885	$30,284,080

The following table consists of allowance for bad debts:

Allowance for bad debts at January 1, 2008	$116,238
Recovery of bad debts	(1,899)
Accounts receivable write off	-
Increase in allowance from acquisition of Weihai	30,735
Effect of foreign currency translation	8,081
Allowance for bad debts at December 31, 2008	153,155
Recovery of bad debts	(437,191)
Accounts receivable write off	-
Increase in allowance from acquisition of Simo Motor	4,263,411
Effect of foreign currency translation	(107)
Allowance for bad debts at December 31, 2009	$3,979,268

Note 5 – Inventories

The following is a summary of inventories by major category:

	December 31,	December 31,
	2009	2008
Raw and packing materials	$11,826,804	$2,702,417
Work in process	28,434,522	7,978,350
Finished goods	25,471,544	11,279,317
Finished goods - consignment	18,077,870	-
Inventory valuation allowance	(8,896,863)	-
Total inventory, net	$74,913,877	$21,960,084

As of December 31, 2009 and 2008, total inventory valuation allowance amounted to $8,896,863 and $0.  All inventory valuation allowance is from the subsidiary Simo Motor acquired on October 2, 2009.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 6 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $11,718,544 and $3,529,607 as of December 31, 2009 and 2008, respectively.

Note 7 – Plant and equipment

The following table presents details of our property and equipment:

	December 31,	December 31,
	2009	2008
Buildings	$88,081,895	$26,440,241
Office equipment	1,437,761	925,372
Production equipment	28,801,414	7,908,020
Vehicles	3,633,367	1,472,593
Construction in progress	40,504,272	61,095,712
Total	162,458,709	97,841,938
Less: accumulated depreciation	(6,094,161)	(2,909,939)
Property and equipment, net	$156,364,548	$94,931,999

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai and Simo Motor.  The Company expects to complete the construction of Shanghai plant on or before the end of year 2010.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $3,563,602, $1,608,724 and $567,069, respectively.

For the year ended December 31, 2009, 2008 and 2007, a total of $3,540,156, $2,114,498 and $980,154 of interest was capitalized into construction in progress, respectively.

Note 8 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of December 31, 2009 and 2008, advances for intangible assets amounted to $3,133,512 and $1,892,430, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42,840,000) ("Fee"), approximately 93% or $5.85 million (RMB 39,880,000) has been paid, as of December 31, 2009, $2.72 million has been transferred from prepayment to land use rights, with the remaining balance payable in installment. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Advance to suppliers

The Company makes advances to certain vendors for construction projects.  The advances on equipment and construction were $10,532,902 and $10,416,187 as of December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 9 – Goodwill and other intangible assets

Net intangible assets consist of the following at December 31:

	2009	2008
Goodwill on 2008 Acquisition of Weihai	$12,273,778	$12,273,778
Goodwill on 2009 Acquisition of Simo Motor	41,799,976	-
Total goodwill	54,073,754	12,273,778
Land use rights	17,481,972	1,531,202
Patents	6,702,983	6,629,028
Software	95,110	-
Total goodwill and other intangible assets	78,353,819	20,434,008
Less: accumulated amortization	(2,807,594)	(1,729,833)
Intangible assets, net	$75,546,225	$18,704,175

Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1,166,304, $1,032,674 and $510,023, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for 2009, 2008 and 2007.

Note 10 – Taxes payable

Taxes payable consisted of the following:
	December 31, 2009	December 31, 2008
VAT tax payable	$3,473,092	$1,019,771
Individual income tax payable	71,563	4,281
Corporation income tax payable	2,825,545	956,583
Others misc. tax payable	1,863,662	115,886
Total	$8,233,862	$2,096,521

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Notes Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Notes Repurchase and (ii) the Proposed 2012 Notes Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  After principal payment of $2,400,000 made on September 1, 2009, the 2012 Notes balance as of December 31, 2009 amounted to $7,660,210 (net of debt discount of $1,439,790), which will be fully paid off in 2010.

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

The following table disclosed the combined aggregate amounts of maturities for all the notes payable discussed above for each of the five years following December 31, 2009:

Contractual Obligations	2012 Notes	Total
2010	$9,100,000	$9,100,000
Thereafter	-	-
Total	$9,100,000	$9,100,000

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

The warrant agreements contain a cashless exercise provision.  During the year ended December 31, 2009, 234,615 of 2009 Warrants outstanding were exercised by cashless transaction and 85,227 shares of common stock were issued upon this exercise.  In addition, the remaining 1,428,846 of the First Tranche 2012 Warrants were exercised at price of $7.80.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $10,949,344, $4,489,135 and $4,532,132 were amortized to interest expense for the years ended December 31, 2009, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method.  $1,313,024, $542,438 and $542,438 were amortized to interest expense for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, unamortized debt issuance costs totaled $359,255 and $1,672,279, respectively.

Note 12 -Short term loans

The Company’s short term loans comprise of the following:

	December 31, 2009	December 31, 2008
Short term loan – bank	$38,291,634	$4,180,950
Short term loan – non controlling shareholders	918,342	-
Short term loan – others	5,229,653	-
Total short term loans	$44,439,629	$4,180,950

Short term loans – bank
	December 31, 2009	December 31, 2008
Loan from Agriculture Bank in city of Wendeng, due October 2009. Monthly interest-only payments at 8.36% per annum, secured by assets	$-	$3,007,350

Loan from Citic Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	3,080,700	-

Loan from Commercial Bank in city of Wendeng, due August 2009. Monthly interest-only payments at 7.47% per annum, guaranteed loan	-	1,173,600

Loan from Xi'an City Commercial Bank, due September 2010. Monthly interest-only payment at 5.31% per annum, guaranteed loan	1,173,600	-

Loan From Huaxia Bank, due various dates from April to October 2010. Monthly interest-only payment at 6.480% per annum, secured by assets	8,802,000	-

Loan From Industrial Commercial Bank of China, due various dates from July to December 2010. Monthly interest-only payment at 6.372% per annum, guaranteed loan	2,995,614	-

Loan From Weihai City Commercial Bank, due various dates from August to September 2010. Monthly interest-only payment at 5.841% per annum, secured by assets	1,173,600	-

Loan from Citic Bank, due in January 2010. Monthly interest-only payment at 5.832% per annum, secured by assets	2,200,500	-

Loan from China Merchant Bank, due various dates from August to December 2010. Monthly interest-only payments at 5.841% per annum, secured by assets	3,814,200	-

Loan from China Construction Bank, due in October 2010. Monthly interest-only payment at 10% per annum, guaranteed loan	1,467,000	-

Loan from Citic Bank, due in December 2010. Monthly interest-only payment at 5.310% per annum, secured by assets	3,960,900	-

Loan from China Merchants Bank, due various dates from May to September 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan	4,401,000	-

Loan from China Zheshang Bank, due in various dates from June to July 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan.	4,401,000	-

Loan from Bank of China. Monthly interest-only payment at 4% per annum	821,520	-
Short term loan - bank	$38,291,634	$4,180,950

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Short term loan – non controlling shareholders represent borrowing from its minority shareholders and amounted to $918,342 and $0 as of December 31, 2009 and 2008, respectively. All amounts are due within one year, uncollaterized and the amount will be paid in the form of cash.

The Company has short term loans from sources other than banks amounted to $5,229,653 and $0 as of December 31, 2009.

Long term loans - bank

The Company’s long term bank loan as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.	$4,401,000	$-
	$4,401,000	$-

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	December 31, 2009	December 31, 2008
Plant in Xi’an, Shaanxi, China	$18,424,465	$-
Buildings in Xi’an, Shaanxi, China	3,785,795	-
Buildings in Weihai, Shandong, China	2,251,581	2,411,985
Land use rights in Xi’an, Shaanxi, China	3,630,792	-
Land use rights in Weihai, Shandong, China	1,111,369	1,135,280
Inventories in Xi’an, Shaanxi, China	8,802,000	-
Total assets pledged as collateral for bank loans	$38,006,002	$3,547,265

Net interest expense for the years ended December 31, 2009, 2008 and 2007 was comprised of the following:

	2009	2008	2007
Amortization of debt discount	$10,949,344	$4,489,134	$4,532,132
Amortization of debt issuance costs	1,313,024	542,438	542,438
Interest expense	882,014	1,483,152	3,359,259
Interest earned on cash deposits	(917,730)	(807,370)	(1,932,122)
Foreign currency transaction loss (gain)	88,993	358,460	118,247
Interest expense, net	$12,315,645	$6,065,814	$6,619,954

Note 13 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Simo Motors and Wehai, which consisted of the following:
	December 31, 2009	December 31, 2008
Amount due to Simo Motor original shareholders	$27,948,476	$-
Amount due to Weihai original shareholders	733,500	733,500
	$28,681,976	$733,500

The amount due to Simo Motor original shareholders was paid in January 2010 in full. Amount due to Weihai original shareholders is due in July 2010, which is two years from the acquisition date of July 2008.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 14 – Derivative instrument

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement required semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for RMB to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.   For the years ended December 31, 2009, 2008 and 2007, the Company recorded $3,237,042 as loss and $5,081,414 as gain and $10,844,372 as loss on the derivative instrument, respectively, in other comprehensive income (loss).

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

During the year ended December 31, 2009, the Company paid $1,299,764 as hedging payment and the Company recognized $1,123,778 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at December 31, 2008	$175,986
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(1,299,764)
Loss from derivative transactions	1,123,778
Cross currency hedge payable balance at December 31, 2009	$-

Note 15 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
China	$201,611,075	$100,574,378	$57,272,257
International	21,623,319	20,245,924	8,130,607
Total sales	223,234,394	120,820,302	65,402,864
Cost of sales - China	133,360,464	62,247,605	30,195,324
Cost of sales - International	13,261,756	11,095,916	2,772,563
Total cost of sales	146,622,220	73,343,521	32,967,887
Gross profit	$76,612,174	$47,476,781	$32,434,977

Note 16 – Business combinations

Acquisition of Xi’an Tech Full Simo Motor Co. Ltd.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On October 2, 2009, HTFE entered into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby HTFE agreed to acquire (i) 100% of the outstanding shares of Simo Motor, which is 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for an aggregate price of approximately $111.6 million (RMB 763.2 million), payable in cash.  The acquisition also included 15 wholly-owned and 8 majority-owned subsidiaries by Simo Motor. As a result, the Company’s ownership to Simo Motor and all subsidiaries averages to 87.2%. The remaining 12.8% is owned by noncontrolling shareholders. On October 13, 2009, the Company completed the acquisition of Simo Motor. As of the closing date, HTFE had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:
	Net Book Value	Fair Value
Current assets	$150,918,962	$150,918,962
Property, plant and equipment, net	53,417,013	54,331,338
Other noncurrent assets	6,890,327	14,116,814
Goodwill	-	41,799,976
Total assets	211,226,302	261,167,090
Total liabilities	131,250,800	131,250,800
Noncontrolling interest	17,957,814	17,957,814
Net assets	$62,017,688	$111,958,476

Based on an evaluation by an independent appraisal and final asset evaluation by the management, the purchase price exceeded the fair value of Simo Motor’s net assets by $41.8 million, which was recognized as goodwill, see Note 9 for detail.

Acquisition of Weihai Tech Full Simo Motors Co., Ltd.

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Based on an evaluation by an independent appraisal and final asset evaluation by the management, the purchase price exceeded the fair value of Weihai’s net assets by $12.3 million, which was recognized as goodwill, see Note 9 for detail.

For the above two acquisitions, the acquirer, HTFE and the acquired subsidiaries of the Company, engaged a third party independent appraiser to evaluate and determine the fair value of major assets acquired. The third party independent appraiser is a certified public accountant under the laws of PRC (the “PRC CPA”). The assets evaluated by the independent appraiser included fixed assets (equipment and buildings), construction in progress, and intangible assets (land use rights).  The PRC CPA conducted an on-site visit, inspected each item, conducted market research and investigation and provided an evaluation report based on certain asset evaluation policies and regulations issued by the Chinese government. The Company’s management used the PRC CPA’s appraisal reports as a reference to assess the fair value of these assets and reported in the financial statements. For current assets, however, the management used the carrying value on the acquisition date.

Pro Forma

The following unaudited pro forma condensed income statement for the years ended December 31, 2009, 2008 and 2007 were prepared under generally accepted accounting principles, as if the acquisition of Weihai and Simo Motor had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the years ended December 31,	2009	2008	2007
Sales	$349,056,029	$307,128,770	$245,502,969
Cost of Goods Sold	239,165,818	216,340,795	177,389,826
Gross Profit	109,890,211	90,787,975	68,113,143
Operating Expenses	33,426,912	32,046,804	31,707,951
Income from Operations	$76,463,299	$58,741,171	$36,405,192
Other expense (Income), net	28,647,572	1,622,183	1,685,261
Income Tax	10,670,392	8,202,957	3,966,719
Net Income before noncontrolling interest	$37,145,335	$48,916,031	$30,753,212
Net Income attributable to controlling interest	$27,886,504	$44,050,034	$28,388,642

Note 17 – Commitments and contingencies

The Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2009 and 2008, the Company was obligated under the non cancelable commitments to purchase materials totaling to $456,174 and $305,100, respectively.  These commitments are short-term and expire within one year.  The Company has experienced no losses on these purchase commitments over the years.

On April 9, 2007, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments to AAG by March 31, 2009.  The Company has invested a total of $2 million to AAG as of December 31, 2009 and has the remaining $1,000,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1,000,000 to AAG at a later date according to actual needs.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 93% or $5.85 million (RMB 39,880,000) of which has been paid with the balance to be paid in installments.

On August 10, 2009, AEM increased its investment capital in its 100% owned subsidiary HTFE from $57 million to $82 million.  Of the $25 million increase in capital, $17 Million was paid prior to December 31, 2009 with the remaining  $8 million of contribution payable by AEM to be paid prior to September 2011.

Note 18 – Earnings per share

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

For the years ended December 31:	2009	2008	2007

Net income for basic and diluted earnings per share	$19,646,781	$25,378,699	$16,902,684

Weighted average shares used in basic computation	25,568,936	20,235,877	17,082,300
Diluted effect of stock options and warrants	103,484	1,087,783	1,552,439
Weighted average shares used in diluted computation	25,672,420	21,323,660	18,634,739

Earnings per share:
Basic	$0.77	$1.25	$0.99
Diluted	$0.77	$1.19	$0.91

For the years ended December 31, 2009, 2008 and 2007, a total of 260,000 options were excluded from diluted earnings per share due to the anti-dilutive effect. All other stock options and warrants have been included in the diluted earnings per share calculation for the years ended December 31, 2009, 2008 and 2007.

Note 19 – Shareholders’ equity

Common stock

On August 5, 2009, the Company closed an offering of 6,250,000 shares of its common stock at a public offering price of $16.00 per share. The Company received net proceeds of approximately $93.4 million from the offering, after deducting underwriting discounts and estimated offering expenses.

On August 17, 2009, the Company issued an additional 937,500 shares of common stock at the public offering price of $16.00 per share, pursuant to the over-allotment option exercised in full by Roth Capital Partners, LLC (“Roth”) in connection with its public offering that closed on August 4, 2009. The exercise of the over-allotment option brings the total number of shares sold by the Company in this public offering to 7,187,500 and the total gross proceeds to $115 million. The aggregate net proceeds received by the Company totaled approximately $107.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

For the year ended December 31, 2009, the Company transferred $8,295,429 representing 10% of the current year’s net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $49.7 million and $25.4 million as of December 31, 2009 and December 31, 2008, respectively.

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

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2008	2,454,960
Granted	-
Forfeited	(2,504)
Exercised	(422,298)
Outstanding as of December 31, 2008	2,030,158
Granted	-
Forfeited	-
Cancelled	-
Exercised	(1,663,461)
Outstanding as of December 31, 2009	366,697

Following is a summary of the status of warrants outstanding at December 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	2.67	$10.84	366,697	2.67
Total	366,697			366,697

Options

On November 30, 2009, the Company granted options to an independent director to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $20.02 per share, the closing price of the Company’ s common stock on November 30, 2009. The fair values of stock options granted to employees and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$9.39

Following is a summary of stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2008	761,250	$9.82	$12,370,313
Granted	-	-	-
Forfeited	(26,667)	8.10	-
Exercised	(40,000)	3.10	-
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	30,000	20.02	-
Forfeited	(25,000)	12.40	-
Exercised	(344,583)	7.15	-
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.10	95,000	1.10	$8.10	95,000	1.10
$15.60	230,000	0.95	$15.60	160,667	0.95
$20.02	30,000	4.92	$20.02	15,000	4.92
Total	355,000			270,667

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

For the years ended December 31, 2009, 2008 and 2007, stock compensation expense related to options issued amounted to $1,211,037, $1,782,454 and $1,584,234,  respectively. As of December 31, 2009 and 2008, total unamortized stock compensation amounted to $2,849,347 and $3,247,571, respectively.

Note 20 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $334,394, $261,847 and $53,027 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 21 – Subsequent Events

In January 2010, HTFE made a cash payment in an amount of $27.9 million (RMB 190.5million) representing the unpaid portion for the acquisition of Simo Motor. The acquisition of Simo Motor is fully paid for after this payment pursuant to the Equity Acquisition Agreement.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of December 31, 2009.

Note 22 – Quarterly Data (Unaudited)
Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)
(in thousands except earnings per share)
Revenue	$30,725	$38,363	$46,932	$107,214	$223,234
Gross profit	$10,924	$12,863	$16,761	$36,064	$76,612
Net income (loss) attributable to controlling interest	$8,654	$(5,419)	$(1,908)	$18,320	$19,647
Basic net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.59	$0.77
Diluted net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.59	$0.77

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)
(in thousands except earnings per share)
Revenue	$22,458	$23,959	$39,657	$34,746	$120,820
Gross profit	$10,759	$11,456	$13,772	$11,490	$47,477
Net income (loss) attributable to controlling interest	$5.353	$6,231	$7,754	$6,041	$25,379
Basic net income (loss) per share	$0.29	$0.33	$0.35	$0.28	$1.25
Diluted net income (loss) per share	$0.27	$0.31	$0.34	$0.28	$1.19

See report of independent registered public accounting firm.