Form 10-Q
period 2010-03-31
Harbin Electric, Inc
filed 2010-05-10
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2010: 31,067,471 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$77,817,097	$92,902,400
Restricted cash	3,004,892	3,522,009
Notes receivable	1,290,371	1,086,929
Accounts receivable, net	104,919,312	93,322,885
Inventories	75,590,773	74,913,877
Other receivables & prepaid expenses	4,783,373	5,828,453
Advances on inventory purchases	11,003,248	11,718,544
Total current assets	278,409,066	283,295,097

PLANT AND EQUIPMENT, net	155,494,122	156,364,548

OTHER ASSETS:

Debt issuance costs, net	218,287	359,255
Advance on non-current assets	13,659,178	13,666,414
Goodwill	54,073,754	54,073,754
Other intangible assets, net of accumulated amortization	21,174,757	21,472,471
Other assets	1,351,103	1,722,693
Total other assets	90,477,079	91,294,587

Total assets	$524,380,267	$530,954,232

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$3,499,033	$4,533,268
Accounts payable	48,963,748	47,099,135
Short term loans	45,648,772	44,439,629
Customer deposits	17,668,799	18,455,842
Accrued liabilities and other payables	10,661,137	12,329,394
Taxes payable	9,427,232	8,233,862
Amounts due to original shareholders	733,500	28,681,976
Current portion of notes payable, net	4,770,745	7,660,210
Current portion of long term bank loans	4,401,000	-
Total current liabilities	145,773,966	171,433,316

LONG TERM LIABILITIES:
Long term bank loans	-	4,401,000
Warrant liability	4,857,636	4,623,558

Total liabilities	150,631,602	180,457,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 31,067,471 and 31,067,471 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	310	310
Paid-in-capital	218,349,044	218,094,374
Retained earnings	87,844,800	69,594,111
Statutory reserves	25,172,422	22,869,423
Accumulated other comprehensive income	18,729,093	18,638,299
Total shareholders' equity	350,095,669	329,196,517

NONCONTROLLING INTERESTS	23,652,996	21,299,841

Total liabilities and shareholders' equity	$524,380,267	$530,954,232

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

REVENUES	$105,485,157	$30,724,893

COST OF SALES	69,743,087	19,801,115

GROSS PROFIT	35,742,070	10,923,778

RESEARCH AND DEVELOPMENT EXPENSE	594,195	393,282

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,416,758	2,504,904

INCOME FROM OPERATIONS	27,731,117	8,025,592

OTHER EXPENSE (INCOME), NET
Other income, net	(1,119,286)	(539,379)
Interest expense, net	1,646,923	1,441,384
Change in fair value of warrants	234,078	(2,573,421)
Total other expense (income), net	761,715	(1,671,416)

INCOME BEFORE PROVISION FOR INCOME TAXES	26,969,402	9,697,008

PROVISION FOR INCOME TAXES	4,063,361	1,042,674

NET INCOME BEFORE NONCONTROLLING INTEREST	22,906,041	8,654,334

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,352,353	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	20,553,688	8,654,334

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	91,596	(285,368)
Foreign currency translation adjustment attributable to noncontrolling interest	(802)	-
Change in fair value of derivative instrument	-	(2,529,076)

COMPREHENSIVE INCOME	$20,644,482	$5,839,890

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,067,471	22,102,078
Earnings per share before noncontrolling interest	$0.74	$0.39
Earnings per share attributable to controlling interest	$0.66	$0.39
Earnings per share attributable to noncontrolling interest	$0.08	$-

Diluted
Weighted average number of shares	31,353,863	22,158,573
Earnings per share before noncontrolling interest	$0.73	$0.39
Earnings per share attributable to controlling interest	$0.66	$0.39
Earnings per share attributable to noncontrolling interest	$0.07	$-

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total

BALANCE, January 1, 2009	22,102,078	$220	$95,029,290	$52,100,479	$14,573,994	$12,945,352	-	$174,649,335

Reclassification of warrant liabilities to equity			(13,613,718)	6,142,280				(7,471,438)
Amortization of stock compensation			341,362					341,362
Net income				8,654,334				8,654,334
Adjustment to statutory reserve				(1,249,558)	1,249,558			-
Foreign currency translation gain						(285,368)		(285,368)
Net change related to cash flow hedge						(2,529,076)		(2,529,076)
BALANCE, March 31, 2009 (Unaudited)	22,102,078	220	81,756,934	65,647,535	15,823,552	10,130,908	-	173,359,149

Exercise of stock warrants at $7.80	1,428,846	14	26,122,124					26,122,138
Amortization of stock compensation			869,675					869,675
Non cash exercise of warrant at $12.25	85,227	1	1,055,266					1,055,267
Stock issuance for cash at $16	7,187,500	72	107,521,878					107,521,950
Noncontrolling interest in acquiree							17,957,815	17,957,815
Net income				10,992,447			3,491,414	14,483,861
Exercise of stock options at $3.10	65,000	1	201,499					201,500
Exercise of stock options at $8.10	70,000	1	566,999					567,000
Cashless exercise of options	128,820	1	(1)					-
Adjustment to statutory reserve				(7,045,871)	7,045,871			-
Dividend distribution							(150,071)	(150,071)
Foreign currency translation gain						215,357	683	216,040
Net change related to cash flow hedge						(707,966)		(707,966)
Reclassification of change in cash flow hedge to earnings						9,000,000		9,000,000
BALANCE, December 31, 2009	31,067,471	310	218,094,374	69,594,111	22,869,423	18,638,299	21,299,841	350,496,358

Amortization of stock compensation			254,670					254,670
Net income				20,553,688			2,352,353	22,906,041
Adjustment to statutory reserve				(2,302,999)	2,302,999			-
Foreign currency translation gain						90,794	802	91,596
BALANCE, March 31, 2010 (Unaudited)	31,067,471	$310	$218,349,044	$87,844,800	$25,172,422	$18,729,093	23,652,996	$373,748,665

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to noncontrolling interest	$2,352,353	$-
Net income attributable to controlling interest	20,553,688	8,654,334
Consolidated net income	22,906,041	8,654,334
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,888,108	667,780
Amortization of intangible assets	365,848	292,927
Amortization of debt issuance costs	140,968	135,610
Amortization of debt discount	910,535	1,122,614
Provision for bad debt expense	45,384	-
Share-based compensation	254,669	341,362
Loss on derivative instrument	-	219,188
Loss on disposal of equipment	45,880	-
Change in fair value of warrants	234,078	(2,573,421)
Change in operating assets and liabilities
Notes receivable	(104,501)	1,354,449
Accounts receivable	(11,637,766)	10,111,075
Inventories	(665,548)	3,250,970
Other receivables & prepaid expenses	1,044,592	(1,379,675)
Advances on inventory purchases	699,662	98,070
Other assets	371,477	(37,918)
Accounts payable	2,039,115	(298,129)
Accrued liabilities and other payables	(1,599,798)	(1,613,002)
Customer deposits	(786,773)	1,865,532
Taxes payable	1,192,964	670,942
Net cash provided by operating activities	17,344,935	22,882,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for advances on intangible assets	-	(1,233,614)
Payment for advances on equipment purchases	22,623	-
Purchase of intangible assets	(68,236)	(30,555)
Purchase of plant and equipment	(1,466,942)	(175,791)
Additions to construction-in-progress	121,648	(3,360,011)
Proceeds from disposal of equipments	10,467	-
Payment to original shareholders for acquisition	(27,938,951)	-
Net cash used in investing activities	(29,319,391)	(4,799,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	516,941	512,785
Payment on cross currency hedge	-	(332,027)
Payment on notes payable	(3,800,000)	(2,000,000)
Increase of notes payable-short term	1,019,218	-
Payment on notes payable-short term	(2,053,100)	(1,025,570)
Proceeds from short term loan-bank	3,372,950	-
Repayment of short term loan-bank	(2,199,750)	-
Proceeds from short term loan-other	35,531	-
Net cash used in financing activities	(3,108,210)	(2,844,812)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	(2,637)	(79,407)

(DECREASE) INCREASE IN CASH	(15,085,303)	15,158,518

Cash and cash equivalents, beginning of period	92,902,400	48,412,263

Cash and cash equivalents, end of period	$77,817,097	$63,570,781

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 1 - Nature of Business

Harbin Electric, Inc. (the “Company” or “Harbin Electric”) is a Nevada Corporation, incorporated on July 9, 2003. Through its subsidiaries, the Company designs, develops, engineers, manufactures, sells and services a wide array of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with focus on innovation, creativity, and value-added products.  Products are sold in China and to certain international markets.

Recent development

In October 2009, Harbin Electric acquired Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”). Simo Motor formerly known as Xi’an Simo Motor Incorporation (Group), was initially established in 1955 as a State-Owned Enterprise and one of the major backbone companies of China’s electric motor industry. In January 2004, Simo Motor was privatized as a shareholding company from the former Xi’an Electric Motor Works under the corporate laws of the People’s Republic of China (“PRC”). Simo Motor develops and manufactures various industrial motors. Simo Motor sells its products primarily in China and also in certain international markets. Simo Motor has developed to a large enterprise group which consists of 15 wholly-owned and 8 majority owned subsidiaries mainly engaged in manufacturing and selling of electric motors. As a result, the Company’s ownership to Simo Motor and all subsidiaries averages to 87.2%. The remaining 12.8% is owned by noncontrolling shareholders. See Note 16 for further discussion.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries.  All material intercompany transactions have been eliminated.
	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd. (“HTFE”)	Harbin, China	100%
Advanced Automation Group, LLC (“AAG”)	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd. (“SAAG”)	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd. (“STFE”)	Shanghai, China	100%
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai”)	Weihai, China	100%
Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”)	Xi’an, China	87.2%

The accompanying consolidated financial statements include the accounts of all directly and indirectly owned subsidiaries listed above.

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2009 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in our Annual Report on Form 10-K filed with the SEC.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of March 31, 2010, and our consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Foreign currency transactions

Our reporting currency is the US dollar.  The functional currency of PRC subsidiaries is the Chinese Renminbi (“RMB”). Our results of operations and financial position of the PRC subsidiaries are translated to United States dollars using the end of period exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  As a result, translation adjustments amount related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to a gain of $91,596, and a loss of $285,368 for the three months ended March 31, 2010 and 2009, respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 and December 31, 2009 were translated at 6.836 RMB to $1.00 and 6.837 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the three months ended March 31, 2010 and 2009 were 6.836 RMB and 6.847 RMB to $1.00, respectively.

Transaction loss of $2,682 and $292,309 were recognized during the three months ended March 31, 2010 and 2009, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $76,170,844 and $92,701,730, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

No customer accounted for more than 10% of the net revenue for the three months ended March 31, 2010.  Three major customers accounted for approximately 38% of the net revenue for the three months ended March 31, 2009, with each customer individually accounting for 15%, 12%, and 11%, respectively.   At March 31, 2009, the total receivable balance due from these customers was $8,876,293, representing 44% of total accounts receivable.

No vendor accounted for more than 10% of the raw material purchases for the three months ended March 31, 2010. Two major vendors provided 25% of the Company’s purchase of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for 17% and 8%, respectively. The Company’s accounts payable to these vendors was $0 at March 31, 2009.

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

Notes receivable

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that are guaranteed by banks of the customers.  Notes receivables are interest-free with maturity dates of three or six months from date of issuance.

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

Inventories

Inventories are valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  Inventories are composed of raw material for manufacturing electrical motors, work in process and finished goods within the Company’s warehouse premise or consigned at a customer site.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Plant and equipment

Plant and equipment are stated at cost, net of depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20 -40 years
Vehicle	5-10 years
Office equipment	5-6 years
Production equipment	10-12 years

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of March 31, 2010.

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

Land use rights - all land in the PRC is government owned.  As a result, the government grants land use rights (the “Right”).  The Company has the right to use the land for 50 years and amortizes the Right on a straight line basis over 50 years.

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
MARCH 31, 2010
(UNAUDITED)

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We perform our annual impairment test in the fourth quarter.

Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of March 31, 2010, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of March 31, 2010, management believes there was no impairment.

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

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Shipping and handling costs are included in selling, general and administrative costs and totaled $832,415 and $464,363 for the three months ended March 31, 2010 and 2009, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at March 31, 2010 and December 31, 2009, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. The new Chinese Enterprise Income Tax (“EIT”) law was effective on January 1, 2008. Under the new Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate from January 1, 2008 to December 31, 2010. Weihai is currently at the standard 25% income tax rate.  Our operations under STFE was  income tax exempt in 2009 and is subject to preferential income tax rate of 11% in 2010 since its located in an economic development zone.  Simo Motor is located in the Province of Shaanxi which is in the mid-west region of China, a specially designated region where the government grants special income tax rates to qualified entities.  Simo Motor qualifies for the “Go-west” special income tax rate of 15% promulgated by the government and therefore is subject to a 15% EIT rate from year 2007 to 2010.

The Company’s subsidiaries were paying the following tax rate for the three months ended March 31:

	2010		2009
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	15%	10%	15%	10%

Weihai	0%	25%	0%	25%

STFE	14%	11%	25%	0%

Simo Motor (a)	10%	15%	n/a	n/a

(a) Simo Motor was acquired in October 2009 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the three months ended March 31, 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2010	2009

U.S. statutory reserve rates	34.0%	34.0%
Foreign income not recognized in U.S.	-34.0%	-34.0%
China income taxes	25.0%	25.0%
Tax exemption	-16.4%	-14.1%
Other items (b)	6.5%	-0.1%
Effective income taxes	15.1%	10.8%

(b)  The 6.5 % represents the $1,765,674 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended March 31, 2010. The (0.1)% represents the $131,072 of income generated by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended March 31, 2009.

The estimated tax savings for the three months ended March 31, 2010 and 2009 amounted to $3,120,440 and $1,305,422, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.66 to $0.57 for the three months ended March 31, 2010, and $0.39 to $0.33 for the three months ended March 31, 2009.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2010.  The net operating loss carry forwards for United States income taxes amounted to $29,756,230 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, starting from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended March 31, 2010 was an increase of approximately $163,232. Management will review this valuation allowance periodically and make adjustments accordingly.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $148,954,972 as of March 31, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

VAT on sales and VAT on purchases amounted to $17,983,171 and $11,313,713 for the three months ended March 31, 2010, respectively.  VAT on sales and VAT on purchases amounted to $5,986,746 and $3,669,570 for the three months ended March 31, 2009, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $32,449 and $3,616 for the three months ended March 31, 2010 and 2009, respectively.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Fair value of financial instruments

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. On January 1, 2009, the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles. These fair value principles prioritize valuation inputs across three broad levels. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2010, the outstanding principal on the Company’s 2012 Notes Payable, evaluated under these accounting standards, amounted to $4,770,745, net of discount.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption is no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of March 31, 2010, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was $4.9 million.  The Company recognized a total of $0.2 million loss from the change in fair value of the warrants for the three months ended March 31, 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2010	January 1, 2009
	(Unaudited)	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	2.42	3.67
Risk-free interest rate	1.27%	1.20%
Expected volatility	68%	66%

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

	Carrying Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Fair value of warrant liabilities	$4,857,636		$4,857,636

Other than the warranty liabilities, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01– Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have impact on the Company’s consolidated financial statements.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Topic 230. The following information relates to non-cash investing and financing activities for the three months ended March 31, 2010 and 2009.

Total interest paid amounted to $872,884 and $1,963,110 for the three months ended March 31, 2010 and 2009, respectively.

Total income tax paid amounted to $3,078,707 and $1,042,674 for three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, notes receivable in the amount of $98,871 was transferred as payment for purchase of equipment.  Equipment in the amount of $243,100 was transferred as payment to accounts payable for $170,866 and as payment to other payables for the amount of $72,234.

Note 4 – Accounts receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$108,943,858	$97,302,153
Less: allowance for bad debts	(4,024,546)	(3,979,268)
Accounts receivable, net	$104,919,312	$93,322,885

The following table consists of allowance for bad debts:

Allowance for bad debts at January 1, 2009	$153,155
Provision for bad debts	-
Accounts receivable write off	-
Effect of foreign currency translation	(209)
Allowance for bad debts at March 31, 2009 (Unaudited)	152,946
Provision for bad debts	-
Accounts receivable write off	(437,191)
Increase in allowance from acquisition of Simo Motor	4,263,411
Effect of foreign currency translation	102
Allowance for bad debts at December 31, 2009	3,979,268
Provision for bad debts	45,384
Accounts receivable write off	-
Effect of foreign currency translation	(106)
Allowance for bad debts at March 31, 2010 (Unaudited)	$4,024,546

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 5 – Inventories

The following is a summary of inventories by major category:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Raw and packing materials	$9,585,384	$11,826,804
Work in process	27,907,954	28,434,522
Finished goods	28,011,285	25,471,544
Finished goods - consignment	17,629,927	18,077,870
Inventory valuation allowance	(7,543,777)	(8,896,863)
Total inventories, net	$75,590,773	$74,913,877

As of March 31, 2010 and December 31, 2009, total inventory valuation allowance amounted to $7,543,777 and $8,896,863.  All inventory valuation allowance is from the subsidiary Simo Motor acquired on October 2, 2009.

Allowance for inventory valuation at January 1, 2009	$-
Additional reserves	-
Recovery of reserves	-
Effect of foreign currency translation	-
Allowance for inventory valuation at March 31, 2009 (Unaudited)	-
Additional reserves	710,466
Recovery of reserves	-
Increase in allowance from acquisition of Simo Motor	8,186,252
Effect of foreign currency translation	145
Allowance for inventory valuation at December 31, 2009	8,896,863
Additional reserves	-
Recovery of reserves	(1,352,625)
Effect of foreign currency translation	(461)
Allowance for inventory valuation at March 31, 2010 (Unaudited)	$7,543,777

Note 6 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $11,003,248 and $11,718,544 as of March 31, 2010 and December 31, 2009, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 7 – Plant and equipment

The following table presents details of our property and equipment:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Buildings	$87,854,945	$88,081,895
Office equipment	2,658,296	1,437,761
Production equipment	29,148,114	28,801,414
Vehicles	3,157,303	3,633,367
Construction in progress	40,453,610	40,504,272
Total	163,272,268	162,458,709
Less: accumulated depreciation	(7,778,146)	(6,094,161)
Property and equipment, net	$155,494,122	$156,364,548

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai and Simo Motor.  The Company expects to complete the construction of Shanghai plant on or before the end of year 2010.

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $1,888,108, and $667,780, respectively.

For the three months ended March 31, 2010 and 2009, a total of $78,328 and $1,201,944 of interest were capitalized into construction in progress, respectively.

Note 8 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of March 31, 2010 and December 31, 2009, advances for intangible assets amounted to $3,133,512 and $3,133,512, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 93% or $5.85 million (RMB 39,880,000) has been paid, as of March 31, 2010. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Advance to suppliers

The Company makes advances to certain vendors for construction projects.  The advances on equipment and construction amounted to $10,525,666 and $10,532,902 as of March 31, 2010 and December 31, 2009, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 9 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	March 31, 2010	December 31, 2009
	(Unaudited)
Goodwill on 2008 Acquisition of Weihai	$12,273,778	$12,273,778
Goodwill on 2009 Acquisition of Simo Motor	41,799,976	41,799,976
Total goodwill	54,073,754	54,073,754
Land use rights	18,090,830	17,481,972
Patents	6,706,353	6,702,983
Software	221,099	95,110
Total goodwill and other intangible assets	79,092,036	78,353,819
Less: accumulated amortization	(3,843,525)	(2,807,594)
Intangible assets, net	$75,248,511	$75,546,225

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $365,848 and $292,927, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the three months ended March 31, 2010 and 2009.

Note 10 – Taxes payable

Taxes payable consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
VAT tax payable	$3,548,584	$3,473,092
Individual income tax withholding payable	86,194	71,563
Corporation income tax payable	3,672,402	2,825,545
Others miscellaneous tax payable	2,120,052	1,863,662
Total	$9,427,232	$8,233,862

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

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Notes Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Notes Repurchase and (ii) the Proposed 2012 Notes Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  After principal payment of $2,400,000 made in September 2009 and $3,800,000 made in March 2010, the 2012 Notes balance as of March 31, 2010 amounted to $4,770,745 (net of debt discount of $529,255), or a total of $5,300,000 which will be fully paid off in September 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The following table disclosed the combined aggregate amounts of maturities for all the notes payable discussed above for each of the five years following March 31, 2010:

Contractual Obligations	2012 Notes	Total
2010	$5,300,000	$5,300,000
Thereafter	-	-
Total	$5,300,000	$5,300,000

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

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant. The warrant agreements contain a cashless exercise provision.  During the three months ended March 31, 2010, no warrants were exercised.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $910,535 and $1,122,614 were amortized to interest expense for the three months ended March 31, 2010, and 2009, respectively.  As of March 31, 2010 and December 31, 2009, the unamortized discounts totaled $529,255 and $1,439,790, respectively.

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method.  A total of $140,968 and $135,610 was amortized to interest expense for the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010 and December 31, 2009, unamortized debt issuance costs totaled $218,287, and $359,255, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 12 -Short term loans

The Company’s short term loans are comprised of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Short term loan – bank	$39,465,234	$38,291,634
Short term loan – non controlling shareholders	548,658	918,342
Short term loan – others	5,634,880	5,229,653
Total short term loans	$45,648,772	$44,439,629

Short term loans – bank
	March 31, 2010	December 31, 2009

	(Unaudited)
Loan from Citic Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	$3,080,700	$3,080,700

Loan from Commercial Bank in city of Wendeng, due from various dates from August to September 2010. Monthly interest-only payments at 5.841% per annum, guaranteed loan	1,173,600	-

Loan from Xi'an City Commercial Bank, due September 2010. Monthly interest-only payment at 5.31% per annum, guaranteed loan	1,173,600	1,173,600

Loan From Huaxia Bank, due various dates from April to October 2010. Monthly interest-only payment at 6.480% per annum, secured by assets	8,802,000	8,802,000

Loan From Industrial Commercial Bank of China, due various dates from July to December 2010. Monthly interest-only payment at 6.372% per annum, guaranteed loan	2,995,614	2,995,614

Loan From Weihai City Commercial Bank, due various dates from August to September 2010. Monthly interest-only payment at 5.841% per annum, secured by assets	-	1,173,600

Loan from Citic Bank, due in January 2010 through January 2011. Average interest from 5.310% to 5.832% per annum, secured by assets	7,335,000	6,161,400

Loan from China Merchant Bank, due various dates from May to December 2010. Monthly interest-only payments from 5.310% to 5.841% per annum, secured by assets	8,215,200	8,215,200

Loan from China Construction Bank, due in October 2010. Monthly interest-only payment at 10% per annum, guaranteed loan	1,467,000	1,467,000

Loan from China Zheshang Bank, due in various dates from June to July 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan.	4,401,000	4,401,000

Loan from Bank of China. Monthly interest-only payment at 4% per annum	821,520	821,520

Short term loan - bank	$39,465,234	$38,291,634

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Short term loan – non controlling shareholders represent borrowing from its minority shareholders and amounted to $548,658 and $918,342 as of March 31, 2010 and December 31, 2009, respectively. All amounts are due within one year, uncollaterized and the amount will be paid in the form of cash.

The Company has short term loans from sources other than banks amounted to $5,634,880 and $5,229,653 as of March 31, 2010 and December 31, 2009.

The Company’s long term bank loan as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.
Current portion	$4,401,000	$-
Noncurrent portion	-	4,401,000
	$4,401,000	$4,401,000

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Plant in Xi’an, Shaanxi, China	$18,305,124	$18,424,465
Buildings in Xi’an and Weihai, China	5,974,048	6,037,376
Land use rights in Xi’an and Weihai, China	4,775,438	4,742,161
Inventories in Xi’an, Shaanxi, China	8,802,000	8,802,000
Total assets pledged as collateral for bank loans	$37,856,610	$38,006,002

Net interest expense for the three months ended March 31, 2010 and 2009 was comprised of the following (Unaudited):

	2010	2009
Amortization of debt discount	$910,535	$1,122,614
Amortization of debt issuance costs	140,968	135,610
Interest expense	795,217	89,698
Interest earned on cash deposits	(202,479)	(198,847)
Foreign currency transaction loss	2,682	292,309
Interest expense, net	$1,646,923	$1,441,384

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Note 13 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Simo Motor and Wehai, which consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Amount due to Simo Motor original shareholders	$-	$27,948,476
Amount due to Weihai original shareholders	733,500	733,500
	$733,500	$28,681,976

The amount due to Simo Motor original shareholders was paid in January 2010 in full. Amount due to Weihai original shareholders is due in July 2010, which is two years from the acquisition date of July 2008.

Note 14 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing currency exchange rates and interest rates. The Company has used a financial derivative to manage these exposures in the past. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement required semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for RMB to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.   For the three months ended March 31, 2009, the Company recorded $2,529,076 as loss on the derivative instrument, respectively, in other comprehensive income (loss).

Effective September 1, 2009, the whole original swap, with outstanding USD notional of 35,600,000 and outstanding CNY notional of 281,240,000 was unwound with a $9,000,000 premium payment made to Merrill Lynch.  As a result, $9,000,000 was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap.  There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap prior to unwind.

During the three months ended March 31, 2009, the Company paid $110,676 as hedging payment and the Company recognized $178,149 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at January 1, 2009	$175,986
Proceeds from cross currency hedge	-
Loss from derivative transactions	110,676
Payments for cross currency hedge	(178,149)
Cross currency hedge payable balance at March 31, 2009 (Unaudited)	108,513
Proceeds from cross currency hedge	-
Loss from derivative transactions	1,013,102
Payments for cross currency hedge	(1,121,615)
Cross currency hedge payable balance at December 31, 2009	-
Proceeds from cross currency hedge	-
Loss from derivative transactions	-
Payments for cross currency hedge	-
Cross currency hedge payable balance at March 31, 2010 (Unaudited)	$-

Note 15 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended March 31, 2010 and 2009 are as follows (Unaudited):

	2010	2009
China	$98,421,710	$27,463,006
International	7,063,447	3,261,887
Total sales	105,485,157	30,724,893
Cost of sales - China	65,280,189	18,001,310
Cost of sales - International	4,462,898	1,799,805
Total cost of sales	69,743,087	19,801,115
Gross profit	$35,742,070	$10,923,778

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
MARCH 31, 2010
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

 For the above acquisition, the acquirer, HTFE and the acquired subsidiaries of the Company, engaged a third party independent appraiser to evaluate and determine the fair value of major assets acquired. The third party independent appraiser is a certified public accountant under the laws of PRC (the “PRC CPA”). The assets evaluated by the independent appraiser included fixed assets (equipment and buildings), construction in progress, and intangible assets (land use rights).  The PRC CPA conducted an on-site visit, inspected each item, conducted market research and investigation and provided an evaluation report based on certain asset evaluation policies and regulations issued by the Chinese government. The Company’s management used the PRC CPA’s appraisal reports as a reference to assess the fair value of these assets and reported in the financial statements. For current assets, however, the management used the carrying value on the acquisition date.

Pro Forma

The following unaudited pro forma condensed income statement for the three months ended March 31, 2010 and 2009 were prepared under generally accepted accounting principles, as if the acquisition of Simo Motor had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the three months ended March 31 (Unaudited),	2010	2009
Sales	$105,485,157	$64,488,671
Cost of Goods Sold	69,743,087	44,794,108
Gross Profit	35,742,070	19,694,563
Operating Expenses	8,010,953	6,152,069
Income from Operations	$27,731,117	$13,542,494
Other expense (Income), net	761,715	(1,102,807)
Income Tax	4,063,361	1,841,890
Net Income before noncontrolling interest	$22,906,041	$12,803,411
Net Income attributable to controlling interest	$20,553,688	$11,570,917

Note 17 – Commitments and contingencies

Commitments

The Company enters into non-cancelable purchase commitments with some of its vendors. As of March 31, 2010 and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,487,584 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

On August 10, 2009, AEM increased its investment capital in its 100% owned subsidiary HTFE from $57 million to $82 million.  Of the $25 million increase in capital, $18 Million was paid as of March 31, 2010 with the remaining $7 million of contribution payable by AEM to be paid prior to September 2011.

Contingencies

As of March 31, 2010, the Company guaranteed bank loans for third parties’ bank loans, including line of credit, amounting to $18,293,490.

Nature of	Guarantee
guarantee	amount	Guaranty period

Domestic Letters of Credit	$7,335,000	Various from January 2009 to April 2010
Bank loans	10,958,490	Various from January 2009 to October 2010
Total	$18,293,490

The Company has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote.

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

	For the three months ended March 31
	2010	2009
	(Unaudited)
Net income attributable to controlling interest	$20,553,688	$8,654,334
Add: Net income attributable to noncontrolling interest	2,352,353	-
Net income before noncontrolling interest	$22,906,041	$8,654,334
Weighted average shares used in basic computation	31,067,471	22,102,078
Diluted effect of stock options and warrants	286,392	56,495
Weighted average shares used in diluted computation	31,353,863	22,158,573

Earnings per share attributable to controlling interest:
Basic	$0.66	$0.39
Diluted	$0.66	$0.39
Earnings per share attributable to noncontrolling interest:
Basic	$0.08	$-
Diluted	$0.07	$-

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

All stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2010 and 2009.

Note 19 – Shareholders’ equity

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

For the three months ended March 31, 2010 and 2009, the Company transferred $2,302,999 and $1,249,558, representing 10% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $47.5 million and $49.7 million as of March 31, 2010 and December 31, 2009, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2009	2,030,158
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009 (Unaudited)	2,030,158
Granted	-
Forfeited	-
Exercised	(1,663,461)
Outstanding as of December 31, 2009	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010 (Unaudited)	366,697

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Following is a summary of the status of warrants outstanding at March 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	2.42	$10.84	366,697	2.42
Total	366,697			366,697

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

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$9.39

Following is a summary of stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of March 31, 2009 (Unaudited)	669,583	$10.19	$-
Granted	30,000	20.02	-
Forfeited	-	-	-
Exercised	(344,583)	7.15	-
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2010 (Unaudited)	355,000	$13.97	$2,706,350

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.10	95,000	0.85	$8.10	95,000	0.85
$15.60	230,000	0.70	$15.60	160,667	0.70
$20.02	30,000	4.67	$20.02	16,250	4.67
Total	355,000			271,917

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately preceding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd., the trading price of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, the value was amortized over the vesting period.

For the three months ended March 31, 2010 and 2009, stock compensation expense related to options issued amounted to $254,669, and $341,362, respectively.

Note 20 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $213,763, and $23,776 for the three months ended March 31, 2010 and 2009, respectively.

Note 21 – Subsequent events

In April 2010, the Company has renewed its guarantee for third parties’ bank loans, including line of credit, amounting to $10,269,000.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K and the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

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

We currently operate the following four manufacturing facilities in China with an employee base of approximately 4,350 engineers, production technicians and other employees:

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

•
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai Tech Full Simo”) is located in Weihai with approximately 150,000 square meters of land and primarily manufactures small to medium sized industrial rotary motors.

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

Inventories

Inventories are valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  Inventory is composed of raw material for manufacturing electrical motors, work in process and finished goods within the Company’s warehouse premise or consigned at a customer site.

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

Stock compensation expense is recognized based on awards expected to vest. GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

Derivative instrument

The Company has used a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt.  This type of derivative financial instrument is known as a cash flow hedge.  Cash flow hedges are defined by GAAP as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Recent Accounting Pronouncement

In January 2010, FASB issued ASU No. 2010-01 – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

For the first quarter of 2010, total revenues were $105.49 million, up 243% compared with $30.72 million in the first quarter of 2009, which was negatively impacted by the global financial crisis. The significant sales growth was mainly the result of higher sales across all product lines, driven by strong economic recovery in China and a contribution of $45.03 million from Xi’an Tech Full Simo which was acquired in October 2009. By product line, linear motor sales were up 60% driven by higher oil pumps sales (105 units in the first quarter of 2010 compared to 60 units in the first quarter of 2009) and sales from linear motor propulsion systems developed for coal transportation trains ($5.48 million), which started to contribute in the fourth quarter of 2009. Sales of specialty micro motors were up 165% from the first quarter of 2009. Sales of industrial rotary motors increased from $10.85 million to $67.50 million including $45.03 million from Xi’an Tech Full Simo. Sales of rotary motors at Weihai Tech Full Simo more than doubled.

International sales totaled $7.06 million for the quarter, up 117% compared with $3.26 million in the first quarter of 2009, when the global economic downturn hit our international business severely. The international sales growth was driven by increased sales in our specialty micro motor and rotary motor products.

The following table presents the revenue contribution by percentage for each major product line in the first quarter of 2010 in comparison with the first quarter of 2009.

	Percent of Total Revenues
Product Line	1Q10	1Q09
Linear Motors and Related Systems	18.8%	40.3%
Specialty Micro-Motors	15.4%	19.9%
Rotary Motors	64.0%	35.3%
Weihai	21.3%	35.3%
Xi’an	42.7%	NA
Others	1.8%	4.5%
Total	100%	100%

International Sales	6.7%	10.6%

Net Income

The Company recorded a net income available to controlling interest of $20.55 million, or $0.66 per diluted share. This compared with a net income available to controlling interest of $8.65 million, or $0.39 per diluted share in the first quarter of 2009. The net income available to controlling interest was 137% higher and net earnings per share were 69% higher than that of prior year.  The higher net income was primarily driven by higher sales across all product lines, contributions from the acquisition of Xi’an Tech Full Simo, and higher other income.

Total weighted average diluted share count was 31.4 million shares in the first quarter of 2010 compared to 22.2 million shares in the first quarter of 2009. The increase was mainly due to the 7.2 million common shares issued in August 2009 in an equity financing.

The management of Harbin Electric uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as special non-cash charges.  The Company’s management believes that these non-GAAP adjusted financial measures allow management to focus on managing business operating performance because these measures reflect the essential operating activities of Harbin Electric and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand Harbin Electric's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of Harbin Electric compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended
	March 31
	2010	2009
Net Income Attributable to Controlling Interest	$20,553,688	$8,654,334
Add Back (Deduct):
Change in fair value of warrant	$234,078	$(2,573,421)
Adjusted Net Income Attributable to Controlling Interest	$20,787,766	$6,080,913

Diluted EPS Attributable to Controlling Interest	$0.66	$0.39
Add Back (Deduct):
Change in fair value of warrant	$0.00	$(0.12)
Adjusted Diluted EPS Attributable to Controlling Interest	$0.66	$0.27

Due to a change in fair value of warrants related to the debt issued in 2006, the Company recorded a loss of $234,078 non-cash item in the first quarter of 2010, compared to a gain of $2.57 million in the first quarter of 2009.  Excluding this non-cash item, the adjusted net income available to controlling interest was $20.79 million ($0.66 per diluted share) for the quarter, compared to $6.08 million ($0.27 per diluted share) in the first quarter of 2009.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the first quarter of 2010, in comparison to the first quarter of 2009.

	Gross Profit Margin
Product Line	1Q10	1Q09
Linear Motors and Related Systems	59.8%	54.1%
Specialty Micro-Motors	38.2%	40.1%
Rotary Motors
Weihai	12.7%	10.1%
Xi’an	31.1%	NA
Others	41.3%	49.3%
Corporate Average	33.9%	35.6%

The slight decline in overall gross margin was primarily due to a change in product mix, where the contribution of lower gross margin rotary motor business increased significantly. The percentage of total sales from the lower margin rotary motor business increased to 63.9% in the first quarter of 2010 from 35.3% in the first quarter of 2009, due to the acquisition of Xi’an Tech Full Simo. By product line, higher gross margin for linear motors is attributable to increased sales of oil pumps and sales of linear motor systems for coal transportation, which have higher gross margin relative to other types of linear motors. The gross margin for specialty micro-motors declined slightly primarily as a result of moving the production from Harbin to Shanghai, where manufacturing costs such as labor and fixed costs are relatively higher, particularly at the start-up stage. Increased sales and improved manufacturing efficiency contributed to higher gross margin at our Weihai facility.

Operating Income

Operating income in the first quarter of 2010 totaled $27.73 million, compared with $8.03 million in the first quarter of 2009, representing a 246% year over year growth. Higher operating income was mainly due to increased sales and the acquisition of Xi’an Tech Full Simo. Total operating costs including selling, general and administrative (“SG&A”) expenses and research & development (R&D) expenses totaled $8.01 million, compared with $2.90 million a year ago. The higher operating costs were mainly due to the addition of Xi’an Tech Full Simo, higher expenses related to higher sales such as shipping and handling costs, higher depreciation expense, and higher costs associated with the production start-up at our Shanghai facility. As a percentage of total sales, total operating costs decreased from 9.4% to 7.6%. Operating margin was relatively stable at 26.3% and 26.1% in the first quarter of 2010 and 2009, respectively.

Other Income, net

Other income totaled $1.12 million in the current quarter compared to $0.54 million in the first quarter of 2009. The other income mainly consisted of income from recycling scrap materials and selling production waste and a government subsidy representing a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses.

Interest expense

Net interest expense was $1.65 million for the current quarter. This included $1.05 million amortization of debt discount and debt issuance cost in connection with the Company’s 2012 Notes issued in 2006, $0.80 million interest expense and $0.2 million interest income. This compares to net interest expense of $1.44 million for the first quarter of 2009. In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost.

Income Taxes

The income tax provision was $4.06 million for the current quarter, compared with $1.04 million for the first quarter of 2009, The increase in income tax was attributable to the taxable income contributed by Xi’an Tech Full Simo that was acquired in October 2009, higher income due to the start-up of Shanghai Tech Full in the fourth quarter of 2009, and higher income at our Harbin and Weihai facilities.

Liquidity and Capital Resources

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which support major acquisitions and capital investments for business growth.

Our liquidity position remains adequate, with $77.82 million in cash and cash equivalents as of March 31, 2010, compared to $92.90 million as of December 31, 2009. Cash provided by operating activities totaled $17.34 million in the current quarter, compared to $22.88 million in the first quarter of 2009. Net cash used in investing activities including making the remaining payment for the acquisition of Xi’an Tech Full Simo totaled approximately $29.32 million, compared to $4.80 million in the first quarter of 2009.  During the quarter, the Company also repaid $3.8 million aggregate principal amount of its 2012 Notes issued in 2006. Total cash used in financing activities amounted to $3.11 million and $2.84 million for the three months ended March 31, 2010 and 2009.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $17.34 million. The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

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

In 2009, the Company repurchased the entire 2010 Notes and repurchased part of the 2012 Notes. During the first quarter of 2010, the Company paid $3.8 million principle amount of the 2012 Notes according to the mandatory redemption schedule.  At March 31, 2010, only a total of $5.3 million principle amount of the 2012 Notes remains outstanding and is due on September 1, 2010 according to the mandatory redemption schedule.

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

As of March 31, 2010, a total of 366,697 Second Tranche 2012 Warrants remained outstanding.

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

During the first quarter of 2010, the Company made an additional cash payment in an amount of $27.94 million to the Selling Shareholders representing the unpaid portion for the acquisition of Xi’an Tech Full Simo. The acquisition of Xi’an Tech Full Simo is fully paid for after this payment pursuant to the Agreement.

Contractual Obligations

As of March 31, 2010, a total of $5.3 million principal amount of the 2012 Notes remains outstanding. The Company expects to follow the mandatory redemption schedule with respect to the 2012 Notes and pay off the 2012 Notes on September 1, 2010.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is now approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 93% or $5.85 million (RMB 39.88 million) has been paid as of March 31, 2010 with the balance payable in installments.

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $500,000 in AAG Shanghai through March 31, 2010.

The Company entered into an agreement (“Original Agreement”) with Shelton Technology, LLC on April 9, 2007 whereby the Company and Shelton agreed to work together through the Company’s wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”), to design, develop and manufacture custom industrial automation controllers.  Pursuant to the Original Agreement, the Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. On December 7, 2009, the Company and Shelton entered into the third amendment to the Original Agreement to further extend the term to December 31, 2009. The Company has contributed a total of $2.0 million to AAG as of December 31, 2009. The remaining $1.0 million contribution to AAG is to be made at a mutually agreed later date.   The Company and Shelton are continuing their joint work and are currently in process of developing a new agreement to extend the arrangement between them with respect to this work.

The Company enters into non-cancelable purchase commitments with its vendors. As of March 31, 2010, and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $1,487,584 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information relating to quantitative and qualitative disclosures about market risk is provided in the Company’s 2009 Annual Report on Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2009.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our revenues increased by 243% from the first quarter of 2009 and 85% in the year ended December 31, 2009 versus the year ended December 31, 2008. However, it is unlikely that we will maintain such growth in the long term and we cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems as well as our financial resources. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. In addition, we may require additional financial resources to fund our growing working capital needs. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our future operations and cash flows.

As of March 31, 2010, we had $5.30 million debt principal outstanding under our Guaranteed Senior Secured Floating Rate Notes due 2012 (the “Notes”) issued in August 2006. Additionally, our PRC subsidiaries had a total of approximately $50.05 million loans outstanding as of March 31, 2010. These loans were obtained from local PRC banks and unrelated individual companies. They are used to support our working capital. These obligations could have important consequences to you. For example, they could:

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

Our Notes were issued pursuant to an Indenture, dated as of August 30, 2006, between us and The Bank of New York, as Trustee. The Indenture contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries, create liens on our assets to secure debt, make capital expenditures, incur additional indebtedness and pay dividends. The Indenture also requires us to maintain certain financial ratios. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.

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

No vendor accounted for more than 10% of the raw material purchases for the three months ended March 31, 2010. Two major vendors provided 25% of the Company’s purchase of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for 17% and 8%, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing market forces for economic reform, reduction of state ownership of productive assets, and establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

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

If preferential tax concessions granted by the PRC government change or expire, our financial results and results of operations could be materially and adversely affected.

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai Tech Full Simo Motor Co. Ltd. and Xi’an Tech Full Simo Motor Co., Ltd., and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full Electric Co., Ltd., Shanghai Tech Full Electric Co., Ltd., and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full Electric Co., Ltd. were subject to a 10% preferential tax rate until December 31, 2010. Our operations under Shanghai Tech Full Electric Co., Ltd. were subject to 0% preferential tax rate in 2009 and is subject to 11% in 2010. Our operations under Xi’an Tech Full Simo Motor Co., Ltd. were subject to a 15% preferential tax rate. As a result, the estimated tax savings for the three months ended March 31, 2010, and 2009 amounted to $3,120,440 and $1,305,422, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although the Company educates  our employees not to engage in these illegal practices, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

It will be extremely difficult to acquire jurisdiction over and enforce liabilities against our officers, directors and assets based in the PRC.

Because most of our executive officers and several of our directors, including our chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in a U.S. court.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 35.08% of our issued and outstanding common stock as of March 31, 2010. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

The Company hereby supplements the biographical information of Boyd Plowman, an independent director of the Company, previously contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009 to include the following information that was inadvertently omitted. On March 9, 2009, Fleetwood Enterprises, Inc. (“Fleetwood”) a company at which, Boyd Plowman, was employed from 1969 until 1987 and from 1997 until his retirement in September 2008 and where he served as Executive Vice President and Chief Financial Officer, filed a voluntary Chapter 11 petition for itself and for certain of its subsidiaries in the U.S. Bankruptcy Court for the Central District of California.

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: May 10, 2010	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release dated May 10, 2010 - announcing the Company’s results of operations for the first quarter of 2010.	Filed herewith as Exhibit 99.1.