Form 10-Q
period 2010-06-30
Harbin Electric, Inc
filed 2010-08-09
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2010: 31,067,471 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,275,201	$92,902,400
Restricted cash	5,086,010	3,522,009
Notes receivable	317,814	1,086,929
Accounts receivable, net	95,484,435	93,322,885
Inventories, net	80,865,291	74,913,877
Other receivables & prepaid expenses	3,453,818	5,828,453
Advances on inventory purchases	13,255,272	11,718,544
Total current assets	238,737,841	283,295,097

PLANT AND EQUIPMENT, net	182,148,559	156,364,548

OTHER ASSETS:

Debt issuance costs, net	77,319	359,255
Advance on non-current assets	24,167,429	13,666,414
Goodwill and other intangible assets, net	73,673,741	75,546,225
Other assets	1,216,471	1,722,693
Total other assets	99,134,960	91,294,587

Total assets	$520,021,360	$530,954,232

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$5,747,885	$4,533,268
Accounts payable	55,833,838	47,099,135
Short term loans	46,150,243	44,439,629
Customer deposits	15,136,028	18,455,842
Accrued liabilities and other payables	7,246,715	12,329,394
Taxes payable	9,012,807	8,233,862
Amounts due to original shareholders	736,500	28,681,976
Current portion of notes payable, net	5,083,486	7,660,210
Total current liabilities	144,947,502	171,433,316

LONG TERM LIABILITIES:
Long term bank loans	-	4,401,000
Warrant liability	3,200,179	4,623,558

Total liabilities	148,147,681	180,457,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
31,067,471 and 31,067,471 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	310	310
Paid-in-capital	213,216,504	218,094,374
Retained earnings	110,778,315	69,594,111
Statutory reserves	27,913,711	22,869,423
Accumulated other comprehensive income	20,051,102	18,638,299
Total shareholders' equity	371,959,942	329,196,517

NONCONTROLLING INTERESTS	(86,263)	21,299,841

Total liabilities and shareholders' equity	$520,021,360	$530,954,232

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

REVENUES	$105,435,970	$38,363,484	$210,921,127	$69,088,377

COST OF SALES	70,103,783	25,500,208	139,846,870	45,301,323

GROSS PROFIT	35,332,187	12,863,276	71,074,257	23,787,054

RESEARCH AND DEVELOPMENT EXPENSE	362,783	408,520	956,978	801,802

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,886,054	3,638,936	14,302,812	6,143,840

INCOME FROM OPERATIONS	28,083,350	8,815,820	55,814,467	16,841,412

OTHER EXPENSE (INCOME), NET
Other income, net	(1,326,675)	(2,100,885)	(2,445,961)	(2,640,264)
Interest expense, net	977,858	842,528	2,624,781	2,283,912
Loss from disposal of subdivision	623,158	-	623,158	-
Change in fair value of warrants	(1,657,457)	14,014,790	(1,423,379)	11,441,369
Total other (income) expense, net	(1,383,116)	12,756,433	(621,401)	11,085,017

INCOME BEFORE PROVISION FOR INCOME TAXES	29,466,466	(3,940,613)	56,435,868	5,756,395

PROVISION FOR INCOME TAXES	3,790,892	1,478,751	7,854,253	2,521,425

NET INCOME BEFORE NONCONTROLLING INTEREST	25,675,574	(5,419,364)	48,581,615	3,234,970

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	770	-	2,353,123	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	25,674,804	(5,419,364)	46,228,492	3,234,970

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,320,473	(9,110)	1,412,069	(294,478)
Foreign currency translation adjustment attributable to noncontrolling interest	611	-	(191)	-
Change in fair value of derivative instrument	-	(711,288)	-	(3,240,364)

COMPREHENSIVE INCOME	$26,995,888	$(6,139,762)	$47,640,370	$(299,872)

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,067,471	22,140,568	31,067,471	22,121,746
Earnings per share before noncontrolling interest	$0.83	$(0.24)	$1.56	$0.15
Earnings per share attributable to controlling interest	$0.83	$(0.24)	$1.49	$0.15
Earnings per share attributable to noncontrolling interest	$-	$-	$(0.08)	$-

Diluted
Weighted average number of shares	31,343,306	22,140,568	31,348,563	22,350,126
Earnings per share before noncontrolling interest	$0.82	$(0.24)	$1.55	$0.14
Earnings per share attributable to controlling interest	$0.82	$(0.24)	$1.47	$0.14
Earnings per share attributable to noncontrolling interest	$-	$-	$(0.08)	$-

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total

BALANCE, January 1, 2009	22,102,078	$220	$95,029,290	$52,100,479	$14,573,994	$12,945,352	-	$174,649,335

Reclassification of warrant liabilities to equity			(13,613,718)	6,142,280				(7,471,438)
Amortization of stock compensation			584,290					584,290
Non cash exercise of warrant at $12.25	85,227	1	1,055,266					1,055,267
Net income				3,234,970				3,234,970
Adjustment to statutory reserve				(1,994,565)	1,994,565			-
Foreign currency translation gain						(294,478)		(294,478)
Net change related to cash flow hedge						(3,240,364)		(3,240,364)
BALANCE, June 30, 2009 (Unaudited)	22,187,305	221	83,055,128	59,483,164	16,568,559	9,410,510	-	168,517,582

Exercise of stock warrants at $7.80	1,428,846	14	26,122,124					26,122,138
Amortization of stock compensation			626,747					626,747
Stock issuance for cash at $16	7,187,500	72	107,521,878					107,521,950
Noncontrolling interest in acquiree							17,957,815	17,957,815
Net income				16,411,811			3,491,414	19,903,225
Exercise of stock options at $3.10	65,000	1	201,499					201,500
Exercise of stock options at $8.10	70,000	1	566,999					567,000
Cashless exercise of options	128,820	1	(1)					-
Adjustment to statutory reserve				(6,300,864)	6,300,864			-
Dividend distribution							(150,071)	(150,071)
Foreign currency translation gain						224,467	683	225,150
Net change related to cash flow hedge						3,322		3,322
Reclassification of change in cash flow hedge to earnings						9,000,000		9,000,000
BALANCE, December 31, 2009	31,067,471	310	218,094,374	69,594,111	22,869,423	18,638,299	21,299,841	350,496,358

Amortization of stock compensation			509,338					509,338
Net income				46,228,492			2,353,123	48,581,615
Adjustment to statutory reserve				(5,044,288)	5,044,288			-
Deconsolidation of subsidiaries						23	(1,604,613)	(1,604,590)
Acquisition of noncontrolling interest			(5,387,208)			711	(22,134,423)	(27,520,920)
Foreign currency translation gain						1,412,069	(191)	1,411,878
BALANCE, June 30, 2010 (Unaudited)	31,067,471	$310	$213,216,504	$110,778,315	$27,913,711	$20,051,102	(86,263)	$371,873,679

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$2,353,123	$-
Net income attibutable to controlling interest	46,228,492	3,234,970
Consolidated net income	48,581,615	3,234,970
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	3,829,181	1,287,510
Amortization of intangible assets	753,764	524,960
Amortization of debt issuance costs	281,936	271,220
Amortization of debt discount	1,223,276	2,007,648
(Recovery of) provision for accounts receivable	(29,116)	647,729
(Recovery of) inventory reserve	(387,200)	-
Share-based compensation	509,338	584,290
Loss on disposal of equipment	69,119	-
Gain on cashless conversion of warrants	-	(11,595)
Change in fair value of warrants	(1,423,379)	11,441,369
Loss from disposal of subdivision	623,158	-
Change in operating assets and liabilities
Notes receivable	770,358	964,911
Accounts receivable	(2,750,252)	4,816,100
Inventories	(6,358,437)	6,776,920
Other receivables & prepaid expenses	2,328,104	24,422
Advances on inventory purchases	(1,498,028)	(264,438)
Other assets	125,988	(343,857)
Accounts payable	9,370,961	(384,241)
Customer deposits	(2,803,473)	(42,712)
Accrued liabilities & other payables	(4,798,093)	(958,470)
Taxes payable	719,344	461,321
Net cash provided by operating activities	49,138,164	31,038,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for advances on intangible assets	-	(1,234,119)
Payment for advances on equipment purchases	(10,386,470)	-
Purchase of intangible assets	(110,507)	-
Purchase of plant and equipment	(1,637,564)	(268,408)
Proceeds from sale of equipments and vehicles	90,892
Additions to construction-in-progress	(28,558,099)	(4,057,555)
Addition to loan receivable - related party	-	(4,250,530)
Payment to original shareholders for acquisition	(27,946,571)	-
Payment to acquire noncontrolling interests	(26,550,890)	-
Deconsolidation of cash held in disposed subdivisions	(602,948)	-
Proceeds from sale of controlling interests in subsidiaries	718,781	-
Net cash used in investing activities	(94,983,376)	(9,810,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	(1,543,179)	(510,064)
Payment on cross currency hedge	-	(332,027)
Payment on notes payable	(3,800,000)	(2,000,000)
Proceeds from notes payable-short term	4,271,647	1,020,127
Payment on notes payable-short term	(3,080,524)	-
Proceeds from short term loans	6,307,670	3,077,970
Repayment of short term loans	(9,094,780)	(3,004,685)
Net cash used in financing activities	(6,939,166)	(1,748,679)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	157,179	(89,705)

(DECREASE) INCREASE IN CASH	(52,627,199)	19,389,061

Cash and cash equivalents, beginning of period	92,902,400	48,412,263

Cash and cash equivalents, end of period	$40,275,201	$67,801,324

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Recent development

In October 2009, Harbin Electric acquired 100% of Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”). Simo Motor formerly known as Xi’an Simo Motor Incorporation (Group), was initially established in 1955 as a State-Owned Enterprise and one of the major backbone companies of China’s electric motor industry. In January 2004, Simo Motor was privatized as a shareholding company from the former Xi’an Electric Motor Works under the corporate laws of the People’s Republic of China (“PRC”). Simo Motor develops and manufactures various industrial motors. Simo Motor sells its products primarily in China and also in certain international markets. Simo Motor has been developed to a large enterprise group which consisted of 15 wholly-owned and 8 majority-owned subsidiaries mainly engaged in manufacturing and selling of electric motors. As a result, Simo Motor’s ownership to all subsidiaries averaged to 87.2%. Subsequently, Simo Motor acquired 4 of the 8 majority-owned subsidiaries and sold 3 of the 8 majority-owned subsidiaries, effective April 1, 2010, as described below.

On June 3, 2010, Simo Motor entered into four Share Purchase Agreements with certain shareholders of four subsidiaries of Simo Motor pursuant to which Simo Motor agreed to acquire all of the equity interests of these subsidiaries that are not currently held by Simo Motor.  Pursuant to these Share Purchase Agreements, effective April 1, 2010, Simo Motor would own 100% of the outstanding equity of Xi’an Tech Full Lamination Co., Ltd. (“Lamination”), Xi’an Simo A’Da Motor Co., Ltd. (“A’Da Motor”), Xi’an Tech Full Simo Moulds Co., Ltd. (“Moulds”), and Xi’an Tech Full Simo Transportation Co., Ltd. (“Transportation”).  See Note 4 for further discussion. These transactions were closed in the months of June and July 2010. The aggregate purchase price for these equity interests in Lamination, A’Da Motor, Moulds, and Transportation is RMB188.2 million ($27.60 million), of which $26.50 million was paid in the months of May and June 2010 with the remaining $1.10 million paid in July 2010.

In addition, Simo Motor also entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Simo Motor pursuant to which Simo Motor agreed to sell its equity interests in such subsidiaries to these shareholders.  Pursuant to these three Share Purchase Agreements, effective April 1, 2010, Simo Motor would no longer own any of the outstanding equity of Tianjin Simo Electric Co., Ltd. (“Tianjin Simo”), Xi’an Simo Science and Technology Development Co., Ltd. (“Science and Technology”), and Xi’an Simo Imports and Exports Co., Ltd. (“Imports and Exports”).  See Note 3 for further discussion. These transactions were closed in the months of June and July 2010. The aggregate sales price to be received by Simo Motor for these equity interests in Tianjin Simo, Science and Technology, and Imports and Exports is RMB12.55 million ($1.84 million). The Company received $0.72 million in June 2010 with the remaining $1.12 received in July 2010.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries.  All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd. (“HTFE”)	Harbin, China	100%
Advanced Automation Group, LLC (“AAG”)	Delaware, USA	100%
Advanced Automation Group Shanghai Co., Ltd. (“SAAG”)	Shanghai, China	100%
Shanghai Tech Full Electric Co., Ltd. (“STFE”)	Shanghai, China	100%
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai”)	Weihai, China	100%
Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”)	Xi’an, China	100%

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of June 30, 2010, our consolidated results of operations for the three months and six months ended June 30, 2010 and 2009, and our consolidated results of cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Translation adjustments resulting from this process amounted to a gain of $1,320,473 and a loss of $9,110 for the three months ended June 30, 2010 and 2009, respectively. Translation adjustments resulting from this process amounted to a gain of $1,412,069 and a loss of $294,478 for the six months ended June 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at June 30, 2010 and December 31, 2009 were translated at 6.789 RMB to $1.00 and 6.837 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the six months ended June 30, 2010 and 2009 were 6.817 RMB and 6.843 RMB to $1.00, respectively.

Transaction loss of $35,796 and gain of $87,619 were recognized during the three months ended June 30, 2010 and 2009, respectively. Transaction loss of $38,478 and $204,690 were recognized during the six months ended June 30, 2010 and 2009, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $44,852,731 and $92,701,730, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

No customer accounted for more than 10% of the net revenue for the three months ended June 30, 2010. Two major customers accounted for approximately 27% of the net revenue for the three months ended June 30, 2009, with each customer individually accounting for 15% and 12%, respectively.

No customer accounted for more than 10% of the net revenue for the six months ended June 30, 2010.  Two major customers accounted for approximately 27% of the net revenue for the six months ended June 30, 2009, with each customer individually accounting for 14% and 13%, respectively. At June 30, 2009, the total receivable balance due from these customers was $11,002,527, representing 43% of total accounts receivable.

No vendor accounted for more than 10% of the raw material purchases for the three months ended June 30, 2010. One major vendor provided 13% of the Company’s purchase of raw materials for the three months ended June 30, 2009.

No vendor accounted for more than 10% of the raw material purchases for the six months ended June 30, 2010. One major vendor provided 25% of the Company’s purchase of raw materials for the six months ended June 30, 2009. The Company’s accounts payable to this vendor was $0 at June 30, 2009.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Notes receivable

Notes receivables arose from sale of goods and represented commercial drafts issued by customers to the Company that are guaranteed by banks of the customers.  Notes receivables are interest-free with maturity dates of three or six months from date of issuance.

Accounts receivable

Accounts receivable are presented net of an allowance for bad debts account. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The estimated loss rate is based on our historical loss experience and also considerations of current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

Inventories

Inventories are valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances.  Inventories are composed of raw material for manufacturing electrical motors, work in process, and finished goods within the Company’s warehouse premise or consigned at a customer site.

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

Estimated Useful Life
Buildings	20 - 40 years
Vehicle	5 -10 years
Office equipment	5 - 6 years
Production equipment	10 - 12 years

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of June 30, 2010 and December 31, 2009.

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

Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of June 30, 2010, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of June 30, 2010, management believes there was no impairment.

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
JUNE 30, 2010
(UNAUDITED)

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

Shipping and handling costs are included in selling, general and administrative costs and totaled $1,212,761 and $485,201 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, shipping and handling costs totaled $2,045,176 and $949,564, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at June 30, 2010 and December 31, 2009, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. Under the current Enterprise Income Tax (“EIT”) Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate from January 1, 2008 to December 31, 2010. Weihai is currently at the standard 25% income tax rate.  Our operations under STFE were income tax exempt in 2009 and is subject to preferential income tax rate of 11% in 2010 since STFE is located in an economic development zone.  Simo Motor is located in the Province of Shaanxi which is in the mid-west region of China, a specially designated region where the government grants special income tax rates to qualified entities.  Simo Motor qualifies for the “Go-West” special income tax rate of 15% promulgated by the government and therefore is subject to a 15% EIT rate from year 2007 to 2010.

The Company’s subsidiaries were paying the following tax rate for the three and six months ended June 30:

	2010		2009
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	15%	10%	15%	10%

Weihai	0%	25%	0%	25%

STFE	14%	11%	25%	0%

Simo Motor (a)	10%	15%	n/a	n/a

(a) Simo Motor was acquired in October 2009 and the tax rate only applied to its results of operations included in the consolidated financial statements, which are for the three months and six months ended June 30, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30:

	2010	2009

U.S. statutory reserve rates	34.0%	34.0%
Foreign income not recognized in U.S.	-34.0%	-34.0%
China income taxes	25.0%	25.0%
Tax exemption	-9.4%	-13.0%
Other items (b)	-2.7%	-50.0%
Effective income taxes	12.9%	-38.0%

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

(b)  The (2.7) % represents the $786,587 of gain incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended June 30, 2010. The (50)% represents the $15,269,121 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended June 30, 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30:

	2010	2009

U.S. statutory reserve rates	34.0%	34.0%
Foreign income not recognized in U.S.	-34.0%	-34.0%
China income taxes	25.0%	25.0%
Tax exemption	-11.6%	-13.0%
Other items (c)	0.5%	32.0%
Effective income taxes	13.9%	44.0%

(c)  The 0.5 % represents the $279,410 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the six months ended June 30, 2010. The 32% represents the $15,138,049 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the six months ended June 30, 2009.

The estimated tax savings for the six months ended June 30, 2010 and 2009 amounted to $6,806,723 and $2,865,216, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $1.49 to $1.27 for the six months ended June 30, 2010, and $0.15 to $0.02 for the six months ended June 30, 2009.

Harbin Electric, AEM, and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2010.  The net operating loss carry forwards for United States income taxes amounted to $30,437,873 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, starting from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the six months ended June 30, 2010 was an increase of approximately $394,990. Management will review this valuation allowance periodically and make adjustments accordingly.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $172,575,926 as of June 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings would be remitted in the future.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $20,075,916 and $13,653,918 for the three months ended June 30, 2010, respectively.  VAT on sales and VAT on purchases amounted to $6,708,657 and $3,916,888 for the three months ended June 30, 2009, respectively. VAT on sales and VAT on purchases amounted to $38,059,087 and $24,967,631 for the six months ended June 30, 2010, respectively.  VAT on sales and VAT on purchases amounted to $12,695,403 and $7,586,458 for the six months ended June 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $23,662 and $53,489 for the three months ended June 30, 2010 and 2009, respectively. The Company incurred $56,111 and $57,105 for the six months ended June 30, 2010 and 2009, respectively.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Noncontrolling interest

The Company owns 100% of Simo Motor. The 0.04% of noncontrolling interest was indirectly from one of Simo Motor’s subsidiary Qishan Simo Moulding Co, Ltd.

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

As of June 30, 2010, the outstanding principal on the Company’s 2012 Notes Payable, evaluated under these accounting standards, amounted to $5,083,486, net of discount.  Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and if applicable, their stated interest rate approximates current rates available.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption is no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of June 30, 2010, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was $3.2 million.  The Company recognized a total of $1.7 million gain from the change in fair value of the warrants for the three months ended June 30, 2010 and $1.4 million gain for the six months ended June 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2010	January 1, 2009
	(Unaudited)	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	2.17	3.67
Risk-free interest rate	0.70%	1.20%
Expected volatility	69%	66%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily price observations for recent periods that correspond to the term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We have no reason to believe future volatility over the expected remaining life of these warrants likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

	Carrying Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Fair value of warrant liabilities	$3,200,179		$3,200,179

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
JUNE 30, 2010
(UNAUDITED)

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
JUNE 30, 2010
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

Note 3 – Disposal of subdivisions

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, sold its equity interests in its three subsidiaries, Tianjin Simo, Science and Technology, and Imports and Exports, to certain shareholders of these three subsidiaries.  As a result of the above dispositions, Simo Motor will no longer own any of the outstanding equity of these three subsidiaries.  The Company evaluates the impact of the disposal of the above entities, which results in the Company failing the test in ASC 205-20-45. The failure of this test therefore does not require the classification of the disposal of the above entities as a discontinued operation. The aggregate sales price for the equity interests in Tianjin Simo, Science and Technology, and Imports and Exports is RMB12.55 million (US$1.84 million). A net loss of $623,158 was recorded in loss from disposal of subdivisions, net of income taxes in the Company’s Consolidated Statements of Operations.

Note 4 – Acquisition of the noncontrolling interests

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, acquired all of the equity interests in its four subsidiaries, Lamination, A’Da Motor, Moulds, and Transportation.  As a result of the above acquisitions, Simo Motor will now own 100% of the outstanding equity of these four subsidiaries.  The aggregate purchase price for the equity interests in these four subsidiaries is $27.60 million, of which $26.55 million was received in June with the remaining $1.1 million received in July 2010.

The effects of changes in the Company’s ownership interest in its subsidiaries:

	For the six months ended June 30
	2010	2009
	(Unaudited)
Net income attributable to controlling interest	$46,228,492	$3,234,970
Transfer (to) from the noncontrolling interest
Decrease in Paid-in Capital for purchase of noncontrolling interests	(5,387,208)	-
Change from net income attributable to controlling interest and transfers (to) noncontrolling interest	$40,841,284	$3,234,970

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 5 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Topic 230. The following information relates to non-cash investing and financing activities for the six months ended June 30, 2010 and 2009.

Total interest paid amounted to $1,513,782 and $1,807,095 for the six months ended June 30, 2010 and 2009, respectively.

Total income tax paid amounted to $7,089,794 and $2,312,075 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, equipment in the amount of $322,027 was transferred as payment to accounts payable for $171,279 and as payment to other payables for the amount of $150,748.

Note 6 – Accounts receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$99,438,034	$97,302,153
Less: allowance for bad debts	(3,953,599)	(3,979,268)
Accounts receivable, net	$95,484,435	$93,322,885

The following table consists of allowance for bad debts:

Allowance for bad debts at January 1, 2009	$153,155
Provision for bad debts	647,729
Accounts receivable write off	-
Effect of foreign currency translation	(519)
Allowance for bad debts at June 30, 2009 (Unaudited)	800,365
Recovery of accounts receivable	(1,082,929)
Increase in allowance from acquisition of Simo Motor	4,263,411
Effect of foreign currency translation	(1,579)
Allowance for bad debts at December 31, 2009	3,979,268
Recovery of accounts receivable	(29,116)
Accounts receivable write off	-
Effect of foreign currency translation	3,447
Allowance for bad debts at June 30, 2010 (Unaudited)	$3,953,599

Note 7 – Inventories

The following is a summary of inventories by major category:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Raw and packing materials	$13,680,851	$11,826,804
Work in process	26,158,585	28,434,522
Finished goods	32,003,242	25,471,544
Finished goods - consignment	17,516,405	18,077,870
Inventory valuation allowance	(8,493,792)	(8,896,863)
Total inventories, net	$80,865,291	$74,913,877

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

As of June 30, 2010 and December 31, 2009, total inventory valuation allowance amounted to $8,493,792 and $8,896,863.  All inventory valuation allowance is from the subsidiary Simo Motor acquired on October 2, 2009.

Allowance for inventory valuation at January 1, 2009	$-
Additional reserves	-
Recovery of reserves	-
Effect of foreign currency translation	-
Allowance for inventory valuation at June 30, 2009 (Unaudited)	-
Additional reserves	710,466
Recovery of reserves	-
Increase in allowance from acquisition of Simo Motor	8,186,252
Effect of foreign currency translation	145
Allowance for inventory valuation at December 31, 2009	8,896,863
Additional reserves	998,749
Recovery of inventory reserves	(1,385,949)
Effect of foreign currency translation	(15,871)
Allowance for inventory valuation at June 30, 2010 (Unaudited)	$8,493,792

Note 8 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $13,255,272 and $11,718,544 as of June 30, 2010 and December 31, 2009, respectively.

Note 9 – Plant and equipment

The following table presents details of our property and equipment:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Buildings	$87,607,192	$88,081,895
Office equipment	2,481,373	1,437,761
Production equipment	29,203,327	28,801,414
Vehicles	2,848,332	3,633,367
Construction in progress	69,095,265	40,504,272
Total	191,235,489	162,458,709
Less: accumulated depreciation	(9,086,930)	(6,094,161)
Property and equipment, net	$182,148,559	$156,364,548

Construction in progress represents labor costs, material, and capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai, and Simo Motor.  The Company expects to complete the construction of Shanghai plant on or before the end of year 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $1,941,073 and $619,730, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $3,829,181 and $1,287,510, respectively.

For the six months ended June 30, 2010 and 2009, a total of $127,751 and $2,092,580 of interest were capitalized into construction in progress, respectively.

Note 10 – Advances on non-current assets

Advances on non-current assets consisted of advance for intangible assets and advanced payment to certain vendors for equipment and construction project, as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Advance for intangible assets	$3,146,328	$3,133,512
Advance for equipments and constructions	21,021,101	10,532,902
Total advances on non-current assets	$24,167,429	$13,666,414

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 96.8% or $6.08 million (RMB 41,452,020) has been paid, as of June 30, 2010. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Note 11 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	June 30, 2010	December 31, 2009
	(Unaudited)
Goodwill on 2008 Acquisition of Weihai	$12,273,778	$12,273,778
Goodwill on 2009 Acquisition of Simo Motor	40,835,817	41,799,976
Total goodwill	53,109,595	54,073,754
Land use rights	17,795,814	17,481,972
Patents	6,733,782	6,702,983
Software	233,786	95,110
Total goodwill and other intangible assets	77,872,977	78,353,819
Less: accumulated amortization	(4,199,236)	(2,807,594)
Intangible assets, net	$73,673,741	$75,546,225

Amortization expense for the three months ended June 30, 2010 and 2009 amounted to $387,916 and $232,033, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $753,764 and $524,960, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the three months and six months ended June 30, 2010 and 2009. As a result of the disposition of the three subdivisions, effective April 1, 2010, Simo Motor would no longer own any of the outstanding equity of Tianjin Simo, Science and Technology, and Imports and Exports (see Note 3 for more discussion).  Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

Goodwill, at the date of the acquisition of Simo Motor, (audited)	$41,799,976
Goodwill, disposed subsidiaries	(964,159)
Goodwill, as of June 30, 2010 (unaudited)	$40,835,817

Note 12 – Taxes payable

Taxes payable consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
VAT tax payable	$3,161,276	$3,473,092
Individual income tax withholding payable	79,597	71,563
Corporation income tax payable	3,400,750	2,825,545
Others miscellaneous tax payable	2,371,184	1,863,662
Total	$9,012,807	$8,233,862

Note 13 – Financing

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

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Notes Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Notes Repurchase and (ii) the Proposed 2012 Notes Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  After principal payment of $2,400,000 made in September 2009 and $3,800,000 made in March 2010, the 2012 Notes balance as of June 30, 2010 amounted to $5,083,486 (net of debt discount of $216,514), or a total of $5,300,000 which will be fully paid off in September 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

On July 14, 2009, the Company entered into a Letter Agreement with Merrill Lynch International and ABN AMRO Bank N.V., London Branch (the “Merrill Agreement”). Pursuant to the Merrill Agreement, the Company was granted the option to repurchase, all (but not part),  of the remaining $6 million 2010 Notes held by Merrill Lynch International ($3 million) and ABN AMRO Bank N.V., London Branch  ($3 million) before July 31, 2009.  On July 31, 2009, the Company paid a total of $5,983,844 to repurchase the 2010 Notes, which amount was comprised of $5,820,000 representing 97% of the $6,000,000 aggregate principal amount of the 2010 Notes held by the Holders plus $163,844 representing accrued and unpaid interest on the 2010 Notes to but excluding the Repurchase Date. As of August 5, 2009, the repurchase was completed and the 2010 Notes were cancelled and the Company recorded a gain of $180,000 from the repurchase transaction.

The following table disclosed the combined aggregate amounts of maturities for all the notes payable discussed above for each of the five years following June 30, 2010:

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

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill Lynch. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant. The warrant agreements contain a cashless exercise provision.  During the three months and six months ended June 30, 2010, no warrants were exercised.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $312,741 and $885,034 were amortized to interest expense for the three months ended June 30, 2010 and 2009, respectively.  $1,223,276 and $2,007,648 were amortized to interest expense for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, the unamortized discounts totaled $216,514 and $1,439,790, respectively.

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method.  A total of $140,968 and $135,610 was amortized to interest expense for the three months ended June 30, 2010 and 2009, respectively. A total of $281,936 and $271,220 was amortized to interest expense for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, unamortized debt issuance costs totaled $77,319, and $359,255, respectively.

Note 14 -Short term loans

The Company’s short term loans are comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Short term loan – bank	$40,068,546	$38,291,634
Short term loan – noncontrolling shareholders	-	918,342
Short term loan – others	5,545,525	5,229,653
Short term loan – officers and employees	536,172	-
Total short term loans	$46,150,243	$44,439,629

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Short term loans – bank
	June 30, 2010	December 31, 2009
	(Unaudited)
Loan from Citic Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	$-	$3,080,700

Loan from Citic Bank in city of Wendeng, due May 2011. Monthly interest-only payments at 5.310% per annum, secured by assets	3,093,300	-

Loan from Commercial Bank in city of Wendeng, due from various dates from August to September 2010. Monthly interest-only payments at 5.841% per annum, guaranteed loan	1,178,400	-

Loan from Xi'an City Commercial Bank, due September 2010. Monthly interest-only payment at 5.31% per annum, guaranteed loan	1,178,400	1,173,600

Loan From Huaxia Bank, due various dates from April to October 2010. Monthly interest-only payment at 6.480% per annum, secured by assets	-	8,802,000

Loan From Industrial Commercial Bank of China, due various dates from July to December 2010. Monthly interest-only payment at 6.372% per annum, guaranteed loan	3,007,866	2,995,614

Loan From Weihai City Commercial Bank, due various dates from August to September 2010. Monthly interest-only payment at 5.841% per annum, secured by assets	-	1,173,600

Loan from Citic Bank, due in January 2010 through January 2011. Average interest from 5.310% per annum, secured by assets	7,365,000	6,161,400

Loan from China Merchant Bank, due various dates from May to December 2010. Monthly interest-only payments from 5.310% to 5.346% per annum, secured by assets	8,248,800	8,215,200

Loan from China Construction Bank, due in October 2010. Monthly interest-only payment at 10% per annum, guaranteed loan	1,473,000	1,467,000

Loan from China Zheshang Bank, due in various dates from June to July 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan.	3,387,900	4,401,000

Loan from Bank of China. Monthly interest-only payment at 4% per annum	-	821,520

Loan from Bank of Communications, due in June 2011. Monthly interest-only payment at 5.841% per annum, guaranteed loan	1,473,000	-

Loan from Bank of China. Monthly interest-only payment at %4 per annum.	824,880

Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.	8,838,000

Short term loan - bank	$40,068,546	$38,291,634

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Short term loan – noncontrolling shareholders represent borrowing from its minority shareholders and amounted to $0 and $918,342 as of June 30, 2010 and December 31, 2009, respectively. All amounts are due within one year, uncollaterized and the amount was repaid in cash.

The Company’s short term loans from sources other than banks amounted to $5,545,525 and $5,229,653 as of June 30, 2010 and December 31, 2009.

The Company’s short term loans from officers and employees amounted to $563,172 and $0 as of June 30, 2010 and December 31, 2009.

The Company’s long term bank loan as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.	$-	$4,401,000
	$-	$4,401,000

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Plant in Xi’an, Shaanxi, China	$18,260,163	$18,424,465
Buildings in Xi’an and Weihai, China	5,935,262	6,037,376
Land use rights in Xi’an and Weihai, China	4,768,431	4,742,161
Inventories in Xi’an, Shaanxi, China	8,838,000	8,802,000
Total assets pledged as collateral for bank loans	$37,801,856	$38,006,002

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Net interest expense for the three months ended June 30, 2010 and 2009 was comprised of the following (Unaudited):

	2010	2009
Amortization of debt discount	$312,741	$885,034
Amortization of debt issuance costs	140,968	135,610
Interest expense	697,207	82,286
Interest earned on cash deposits	(208,854)	(172,783)
Foreign currency transaction loss	35,796	(87,619)
Interest expense, net	$977,858	$842,528

Net interest expense for the six months ended June 30, 2010 and 2009 was comprised of the following (Unaudited):

	2010	2009
Amortization of debt discount	$1,223,276	$2,007,648
Amortization of debt issuance costs	281,936	271,220
Interest expense	1,492,424	171,984
Interest earned on cash deposits	(411,333)	(371,630)
Foreign currency transaction loss	38,478	204,690
Interest expense, net	$2,624,781	$2,283,912

Note 15 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Simo Motor and Wehai, which consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Amount due to Simo Motor original shareholders	$-	$27,948,476
Amount due to Weihai original shareholders	736,500	733,500
	$736,500	$28,681,976

The amount due to Simo Motor original shareholders was paid in January 2010 in full. Amount due to Weihai original shareholders is due on demand.

Note 16 – Derivative instrument

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the six months ended June 30, 2009, the Company recorded $3,240,364 as loss on the derivative instrument, respectively, in other comprehensive income (loss).

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

During the six months ended June 30, 2009, the Company paid $332,027 as hedging payment and the Company recognized $567,278 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at January 1, 2009	$175,986
Proceeds from cross currency hedge	-
Loss from derivative transactions	567,278
Payments for cross currency hedge	(332,027)
Cross currency hedge payable balance at June 30, 2009 (Unaudited)	411,237
Proceeds from cross currency hedge	-
Loss from derivative transactions	556,500
Payments for cross currency hedge	(967,737)
Cross currency hedge payable balance at December 31, 2009	-
Proceeds from cross currency hedge	-
Loss from derivative transactions	-
Payments for cross currency hedge	-
Cross currency hedge payable balance at June 30, 2010 (Unaudited)	$-

Note 17 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales. Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended June 30, 2010 and 2009 are as follows (Unaudited):

	2010	2009
China	$99,835,366	$34,781,470
International	5,600,604	3,582,014
Total sales	105,435,970	38,363,484
Cost of sales - China	66,759,306	23,444,181
Cost of sales - International	3,344,477	2,056,027
Total cost of sales	70,103,783	25,500,208
Gross profit	$35,332,187	$12,863,276

Summarized financial information concerning the Company’s revenues based on geographic areas for the six months ended June 30, 2010 and 2009 are as follows (Unaudited):

	2010	2009
China	$198,257,076	$62,244,476
International	12,664,051	6,843,901
Total sales	210,921,127	69,088,377
Cost of sales - China	132,039,495	41,445,491
Cost of sales - International	7,807,375	3,855,832
Total cost of sales	139,846,870	45,301,323
Gross profit	$71,074,257	$23,787,054

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 18 – Business combinations

Acquisition of Xi’an Tech Full Simo Motor Co. Ltd.

On October 2, 2009, HTFE entered into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby HTFE agreed to acquire (i) 100% of the outstanding shares of Simo Motor, which was 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts, and external investments owned by Simo Motor for an aggregate price of approximately $111.6 million (RMB 763.2 million), payable in cash.  The acquisition also included 15 wholly-owned and 8 majority-owned subsidiaries by Simo Motor. As a result, the Company’s ownership to Simo Motor and all subsidiaries averaged to 87.2%. The remaining 12.8% was owned by noncontrolling shareholders. On October 13, 2009, the Company completed the acquisition of Simo Motor. As of the closing date, HTFE had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

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

Based on an evaluation by an independent appraisal and final asset evaluation by the management, the purchase price exceeded the fair value of Simo Motor’s net assets by $41.8 million, which was recognized as goodwill.

Effective April 1, 2010, as a result of the disposition of the three subdivisions, Simo Motor would no longer own any of the outstanding equity of Tianjin Simo, Science and Technology, Imports and Exports (see Note 3 for more discussion).  Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

Goodwill, at the date of the acquisition of Simo Motor, (audited)	$41,799,976
Goodwill, disposed subsidiaries	(964,159)
Goodwill, as of June 30, 2010 (unaudited)	$40,835,817

For the above acquisition, the acquirer, HTFE and the acquired subsidiaries of the Company, engaged a third party independent appraiser to evaluate and determine the fair value of major assets acquired. The third party independent appraiser is a certified public accountant under the laws of PRC (the “PRC CPA”). The assets evaluated by the independent appraiser included fixed assets (equipment and buildings), construction in progress, and intangible assets (land use rights).  The PRC CPA conducted an on-site visit, inspected each item, conducted market research and investigation, and provided an evaluation report based on certain asset evaluation policies and regulations issued by the Chinese government. The Company’s management used the PRC CPA’s appraisal reports as a reference to assess the fair value of these assets and reported in the financial statements. For current assets, however, the management used the carrying value on the acquisition date.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Pro Forma

The following unaudited pro forma condensed income statement for the six months ended June 30, 2010 and 2009 were prepared under generally accepted accounting principles, as if the acquisition of Simo Motor had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the three months ended June 30 (Unaudited),	2010	2009
Sales	$105,435,970	$76,605,811
Cost of Goods Sold	70,103,783	50,926,643
Gross Profit	35,332,187	25,679,168
Operating Expenses	7,248,837	8,457,091
Income from Operations	$28,083,350	$17,222,077
Other expense (Income), net	(1,383,116)	13,704,891
Income Tax	3,790,892	1,995,789
Net Income before noncontrolling interest	$25,675,574	$1,521,397
Net Income attributable to controlling interest	$25,674,804	$(118,083)

For the six months ended June 30 (Unaudited),	2010	2009
Sales	$210,921,127	$141,094,482
Cost of Goods Sold	139,846,870	95,720,751
Gross Profit	71,074,257	45,373,731
Operating Expenses	15,259,790	14,609,160
Income from Operations	$55,814,467	$30,764,571
Other expense (Income), net	(621,401)	12,602,084
Income Tax	7,854,253	3,837,679
Net Income before noncontrolling interest	$48,581,615	$14,324,808
Net Income attributable to controlling interest	$46,228,492	$11,452,834

Note 19 – Commitments and contingencies

Commitments

The Company enters into non-cancelable purchase commitments with some of its vendors. As of June 30, 2010 and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling $2,610,324 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

On April 9, 2007, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $3 million in installments to AAG by March 31, 2009.  The Company has invested a total of $2 million to AAG as of June 30, 2010 and has the remaining $1,000,000 to be invested.  Based upon a mutual agreement, the Company will contribute the remaining $1,000,000 to AAG at a later date according to actual needs.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 96.8% or $6.08 million (RMB 41,452,020) of which has been paid with the balance to be paid in installments.

On August 10, 2009, AEM increased its investment capital in its 100% owned subsidiary HTFE from $57 million to $82 million.  Of the $25 million increase in capital, $18 Million was paid as of June 30, 2010 with the remaining $7 million of contribution payable by AEM to be paid prior to September 2011.

Contingencies

As of June 30, 2010, the Company guaranteed bank loans for third parties’ bank loans, including line of credit, amounting to $18,368,310.

Nature of	Guarantee
guarantee	amount	Guaranty period

Domestic Letters of Credit	$7,365,000	Various from September 2009 to April 2011
Bank loans	11,003,310	Various from January 2010 to April 2011
Total	$18,368,310

The Company has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote.

Note 20 – Earnings per share

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

	For the three months ended June 30
	2010	2009
	(Unaudited)
Net income before noncontrolling interest	$25,675,574	$(5,419,364)
Less: Net income attributable to noncontrolling interest	770	-
Net income attributable to controlling interest	$25,674,804	$(5,419,364)

Weighted average shares used in basic computation	31,067,471	22,140,568
Diluted effect of stock options and warrants	275,835	-
Weighted average shares used in diluted computation	31,343,306	22,140,568

Earnings per share - Basic:
Net income before noncontrolling interest	$0.83	$(0.24)
Less: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$0.83	$(0.24)
Earnings per share - Diluted:
Net income before noncontrolling interest	$0.82	$(0.24)
Less: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$0.82	$(0.24)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

	For the six months ended June 30
	2010	2009
	(Unaudited)
Net income before noncontrolling interest	$48,581,615	$3,234,970
Less: Net income attributable to noncontrolling interest	2,353,123	-
Net income attributable to controlling interest	$46,228,492	$3,234,970

Weighted average shares used in basic computation	31,067,471	22,121,746
Diluted effect of stock options and warrants	281,092	228,380
Weighted average shares used in diluted computation	31,348,563	22,350,126

Earnings per share - Basic:
Net income before noncontrolling interest	$1.56	$0.15
Less: Net income attributable to noncontrolling interest	$(0.08)	$-
Net income attributable to controlling interest	$1.49	$0.15
Earnings per share - Diluted:
Net income before noncontrolling interest	$1.55	$0.14
Less: Net income attributable to noncontrolling interest	$(0.08)	$-
Net income attributable to controlling interest	$1.47	$0.14
All stock options and warrants have been included in the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009.

Note 21 – Shareholders’ equity

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

For the six months ended June 30, 2010 and 2009, the Company transferred $5,044,288 and $1,994,565, representing 10% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $42.5 million and $49.7 million as of June 30, 2010 and December 31, 2009, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2009	2,030,158
Granted	-
Forfeited	-
Exercised	(234,615)
Outstanding as of June 30, 2009 (Unaudited)	1,795,543
Granted	-
Forfeited	-
Exercised	(1,428,846)
Outstanding as of December 31, 2009	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010 (Unaudited)	366,697

Following is a summary of the status of warrants outstanding at June 30, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	2.17	$10.84	366,697	2.17
Total	366,697			366,697

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Following is a summary of stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of June 30, 2009 (Unaudited)	669,583	$10.19	$3,648,656
Granted	30,000	20.02	-
Forfeited	-	-	-
Exercised	(344,583)	7.15	-
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2010 (Unaudited)	355,000	$13.97	$951,400

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.10	95,000	0.60	$8.10	95,000	0.60
$15.60	230,000	0.45	$15.60	195,333	0.45
$20.02	30,000	4.42	$20.02	17,500	4.42
Total	355,000			307,833

On July 12, 2007, the Company’s CEO transferred 280,000 of his own shares to the Company employees and consultants. The shares vest over 5 to 10 years starting July 12, 2007. The Company valued the shares at $13.73 per share, based on the average price for the immediately preceding fifteen consecutive trading days before June 16, 2007, the date when the Company and HTFE entered into the asset purchase agreement with Harbin Taifu Auto Electric Co., Ltd. The value of the stock on the date of transfer, as a capital contribution totaling $3,844,904 by the CEO, was amortized over the vesting period.

For the three months ended June 30, 2010 and 2009, stock compensation expense related to options issued amounted to $254,669 and $242,928, respectively. For the six months ended June 30, 2010 and 2009, stock compensation expense related to options issued amounted to $509,338, and $584,290, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 22 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in the Company generally includes two parts. The first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $350,786, and $130,290 for the three months ended June 30, 2010 and 2009, respectively. The Company made contributions to employment benefits, including pension, of $564,549, and $154,066 for the six months ended June 30, 2010 and 2009, respectively.

Note 23 – Subsequent events

On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (the “Loan”). The Loan shall be made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof shall accrete in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. The Company may voluntarily prepay any Advance (or portion thereof in an integral multiple of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), the Company is obligated to repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan.

On July 29, 2010, the Company received the $15 million Loan borrowed against the Loan Agreement.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K and the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

OVERVIEW

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the energy industry, factory automation, food processing, packaging industry, power generation systems, mass transportation and freight transportation systems, chemical, petrochemical, metallurgical, mining, textile, agricultural, and machinery industries. We primarily supply domestic markets in China and also certain international markets.

We currently operate the following four manufacturing facilities in China with an employee base of approximately 5,060 engineers, production technicians, and other employees:

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

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory and marketing approvals and laws, reliance on key customers, enforcement of patent and proprietary rights, the need for future capital, and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our critical accounting policies and estimates present an analysis of the uncertainties involved in applying a principle, while the accounting policies note to the financial statements (Note 2) describes the method used to apply the accounting principle.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The estimated loss rate is based on our historical loss experience and also considerations of current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

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

Derivative Instrument

The Company has used a cross currency interest rate swap, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt.  This type of derivative financial instrument is known as a cash flow hedge.  Cash flow hedges are defined by GAAP as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive income.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

For the second quarter of 2010, total revenues were $105.44 million, up 175% compared with $38.36 million in the second quarter of 2009, which was negatively impacted by the global financial crisis. The significant sales growth was mainly the result of higher sales across all product lines and a contribution of $44.57 million from Xi’an Tech Full Simo which was acquired in October 2009. Excluding the acquisition, organic growth was 59% year over year.

By product line, linear motor sales were up 76% driven by higher oil pump sales (150 units in the second quarter of 2010 compared to 105 units in the second quarter of 2009) and revenues from coal transportation project ($5.31 million), which started to contribute in the fourth quarter of 2009. Sales of specialty micro motors were up 77% from the second quarter of 2009. Sales of industrial rotary motors increased from $17.00 million to $68.12 million including $44.57 million from Xi’an Tech Full Simo. Sales of rotary motors at Weihai Tech Full Simo totaled $23.56 million for the quarter, up 39% compared with $17 million in the second quarter of 2009.

International sales totaled $5.60 million, or 5.3% of total sales, for the quarter, an increase of 56% compared with $3.58 million in the second quarter of 2009, when the global economic downturn hit our international business severely. The international sales growth was driven primarily by increased sales in our specialty micro motor and rotary motor products.

The following table presents the revenue contribution by percentage for each major product line in the second quarter of 2010 in comparison with the second quarter of 2009.

	Percent of Total Revenues (%)
Product Line	2Q10	2Q09
Linear Motors and Related Systems	19.1%	30.0%
Specialty Micro-Motors	14.4%	22.3%
Rotary Motors	64.6%	44.3%
Weihai	22.3%	44.3%
Xi’an	42.3%	N/A
Others	1.9%	3.4%
Total	100%	100%

International Sales	5.3%	9.3%

Net Income

The Company recorded a net income attributable to controlling interest of $25.67 million ($0.82 per diluted share), compared with a net loss of $5.42 million (a loss of $0.24 per diluted share) in the second quarter of 2009, which included a non-cash charge of $14.01 million due to change in fair value of the warrants issued with our 2010 Notes and our 2012 Notes.

During the second quarter, Xi’an Tech Full Simo acquired all of the equity interests in four of its non-wholly-owned subsidiaries. These acquisitions contributed $2.03 million ($0.06 per diluted share) to the total net income attributable to controlling interest for the quarter.

The management of Harbin Electric uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as special non-cash charges.  The Company’s management believes that these non-GAAP adjusted financial measures allow management to focus on managing business operating performance because these measures reflect the essential operating activities of Harbin Electric and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand Harbin Electric's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the GAAP financial measure. However, the management of Harbin Electric compensates for these limitations by providing the relevant disclosure of the items excluded.

Excluding the $1.66 million non-cash gain due to change in fair value of warrants, the adjusted net income for the quarter was $24.02 million ($0.77 per diluted share). This compares to the adjusted net income of $7.42 million ($0.33 per diluted share) for the quarter ended June 30, 2009, which excluded a $14.01 million non-cash charge due to change in fair value of warrants and a $1.17 million (RMB 8 million) government grant. This is a 224% increase year-over-over. The higher adjusted net income of the current period was primarily driven by higher sales across all product lines, contributions from Xi’an Tech Full Simo, and higher other income.

The adjusted net profit margin increased to 22.8% in the current quarter from 19.4% in the second quarter of 2009, reflecting a significant improvement in operating efficiency as a result of business integration and consolidation.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended
	June 30
	2010	2009
Net Income Attributable to Controlling Interest (Loss)	$25,674,804	$(5,419,364)
Add Back (Deduct):
Other Income - Government Grant	$0	$(1,172,560)
Change in fair value of warrant	$(1,657,457)	$14,014,790
Adjusted Net Income Attributable to Controlling Interest	$24,017,347	$7,422,866

Diluted EPS Attributable to Controlling Interest	$0.82	$(0.24)
Add Back (Deduct):
Other Income - Government Grant	$0	$(0.05)
Change in fair value of warrant	$(0.05)	$0.62
Adjusted EPS Attributable to Controlling Interest	$0.77	$0.33

Gross Profit Margin

The following table presents the average gross profit margin by product line for the second quarter of 2010, in comparison to the second quarter of 2009.

	Gross Profit Margin (%)
Product Line	2Q10	2Q09
Linear Motors and Related Systems	60.9%	56.9%
Specialty Micro-Motors	37.1%	40.4%
Rotary Motors
Weihai	12.2%	13.2%
Xi’an	30.9%	N/A
Others	38.5%	48.0%
Corporate Average	33.5%	33.5%

International Business	40.3%	42.6%

The overall gross margin remained stable. By product line, higher gross margin for linear motors is attributable to increased sales of oil pumps and sales of linear motor systems for coal transportation, which have higher gross margins relative to other types of linear motors. The gross margin for specialty micro-motors declined slightly primarily as a result of moving the production from Harbin to Shanghai, where manufacturing costs such as labor and fixed costs are relatively higher, particularly at the start-up stage. The slight decline in gross margin for the rotary motor business was related to a combination of factors such as higher raw material costs and changes in product mix.

Operating Income

Operating income in the second quarter of 2010 totaled $28.08 million, compared with $8.82 million in the second quarter of 2009, representing a 219% year-over-year growth. Higher operating income was mainly due to increased sales, the acquisition of Xi’an Tech Full Simo, and improved operating efficiency. Total operating costs including selling, general and administrative (“SG&A”) expenses and research & development (R&D) expenses totaled $7.25 million, compared with $4.05 million a year ago. The higher operating costs were mainly due to the addition of Xi’an Tech Full Simo, higher expenses related to higher sales such as shipping and handling costs, higher depreciation expense, and higher costs associated with the production start-up at our Shanghai facility. As a percentage of total sales, total operating costs decreased from 10.6% to 6.9%. Operating margin improved to 26.6% in the current quarter from 23.0% in the second quarter of 2009, reflecting a significant improvement in operating efficiency as a result of  business integration and consolidation.

Other Income, Net

Other income (net) was $1.33 million in the current quarter, compared with $2.10 million in the first quarter of 2009, which included a $1.17 million government grant. The other income mainly consists of income from recycling scrap materials and selling production waste, a government subsidy representing a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses, and sometimes government grant or awards.

Loss from Disposal of Subdivision

Effective April 1, 2010, Xi’an Tech Full Simo sold its equity interests in three of its non-wholly-owned subsidiaries. As a result of the dispositions, a net loss of $623,158 was recorded in loss from disposal of subdivisions, net of income taxes, in the Company’s Consolidated Statements of Operations.

Interest Expense

Net interest expense was $0.98 million for the current quarter. This included $0.45 million in amortization of debt discount and debt issuance cost in connection with the Company’s 2012 Notes issued in 2006, $0.70 million interest expense and $0.21 million in interest income. This compares to net interest expense of $0.84 million for the second quarter of 2014. In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost. Please see Note 14 for a breakdown of interest expense.

Income Taxes

The income tax provision was $3.79 million for the current quarter, compared with $1.48 million for the second quarter of 2009. The year-over-year increase in income tax was mainly attributable to the taxable income contributed by Xi’an Tech Full Simo that was acquired in October 2009, higher income due to the start-up of Shanghai Tech Full in the fourth quarter of 2009, and higher income at our Harbin and Weihai facilities.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

For the six months ended June 30, 2010, total revenues were $210.92 million, more than tripled compared with revenues of $69.09 million for the six months ended June 30, 2009.  International sales totaled $12.66 million, or 6.0% of total sales, in the current period, compared with $6.84 million, or 9.9% of total sales, in the corresponding period of the prior year.

Compared with the six months ended June 30, 2009, which was negatively impacted by the global financial crisis, the significant sales growth was mainly the result of higher sales across all product lines and a contribution of $89.59 million from Xi’an Tech Full Simo which was acquired in October 2009. Excluding the acquisition, sales were up 76% year-over-year.

Net Income

The Company recorded a net income attributable to controlling interest of $46.23 million, or $1.47 per diluted share, in the six months ended June 30, 2010, compared with $3.23 million, or $0.14 per diluted share, in the six months ended June 30, 2009, which included a non-cash charge of $11.44 million due to change in fair value of the warrants issued with our 2010 Notes and our 2012 Notes.

Excluding the $1.42 million non-cash gain due to change in fair value of warrants, the adjusted net income for the six months ended June 30, 2010 was $44.81 million ($1.43 per diluted share). This compares to the adjusted net income of $13.50 million ($0.60 per diluted share) for the six months ended June 30, 2009, which excluded a $11.44 million non-cash charge due to change in fair value of warrants and a $1.17 million (RMB 8 million) government grant to the Company’s subsidiary HTFE to support the Company’s subway train project that qualified as engaging in China’s advanced industrialization. This is a 232% of growth year-over-year. The higher adjusted net income of the current period was primarily driven by higher sales across all product lines and contributions from Xi’an Tech Full Simo.

The adjusted net profit margin increased to 21.2% in the current period from 19.6% in the same period of 2009, reflecting a significant improvement in operating efficiency as a result of business integration and consolidation.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Six Months Ended June 30
	2010	2009
Net Income Attributable to Controlling Interest (Loss)	$46,228,492	$3,234,970
Add Back (Deduct):
Other Income - Government Grant	$0	$(1,172,560)
Change in fair value of warrant	$(1,423,379)	$11,441,369
Adjusted Net Income Attributable to Controlling Interest	$44,805,113	$13,503,779

Diluted EPS Attributable to Controlling Interest	$1.47	$0.14
Add Back (Deduct):
Other Income - Government Grant	$0	$(0.05)
Change in fair value of warrant	$(0.04)	$0.51
Adjusted EPS Attributable to Controlling Interest	$1.43	$0.60

 Operating Income

Operating income of $55.81 million in the six months ended June 30, 2010 increased by 231% from $16.84 million in the six months ended June 30, 2009. Total operating costs including selling, general and administrative (“SG&A”) expenses and research & development (R&D) expenses were $15.26 million and $6.95 million in the six months ended June 30, 2010 and 2009, respectively. The higher operating costs were mainly due to the addition of Xi’an Tech Full Simo, higher expenses related to higher sales such as shipping and handling costs, higher depreciation expense, and higher costs associated with the production start-up at our Shanghai facility. As a percentage of total sales, total operating costs decreased from 10.1% to 7.2%. Operating margin increased from 24.4% to 26.5%, reflecting a significant improvement in operating efficiency as a result of business integration and consolidation.

Other Income, Net

Other income (net) was $2.45 million in the six months ended June 30, 2010, compared with $2.64 million in the six months ended June 30, 2009. The other income mainly consists of income from recycling scrap materials and selling production waste, a government subsidy representing a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses, and sometimes government grant or awards.

Loss from Disposal of Subdivision

Effective April 1, 2010, Xi’an Tech Full Simo sold its equity interests in three of its non-wholly-owned subsidiaries. As a result of the dispositions, a net loss of $623,158 was recorded in loss from disposal of subdivisions, net of income taxes, in the Company’s Consolidated Statements of Operations,

Interest Expense

Net interest expense was $2.62 million for the six months ended June 30, 2010. This compares to the net interest expense of $2.28 million for the six months ended June 30, 2009.  In all periods, net interest expense included non-cash amortization expense of debt discount and debt issuance cost. Please see Note 14 for a breakdown of interest expense.

Income Taxes

The income tax provision was $7.85 million for the six months ended June 30, 2010, compared with $2.52 million for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which support major acquisitions and capital investments for business growth.

As of June 30, 2010, cash and cash equivalents were $40.28 million, compared to $92.90 million as of December 31, 2009. Cash provided by operating activities totaled $49.14 million for the six months ended June 30, 2010, compared to $31.04 million for the same period in 2009. Net cash used in investing activities totaled approximately $94.98 million, compared to $9.81 million for the six months ended June 30, 2009.  Total cash used in financing activities amounted to $6.94 million and $1.75 million for the six months ended June 30, 2010 and 2009, respectively.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $49.14 million for the six months ended June 30, 2010. The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Financing Activities

For the six months ended June 30, 2010, cash used in financing activities totaled $6.94 million, including $12.18 million payment to short term bank loan and notes, $3.8 million principle payment to the 2012 Notes, and $10.58 million proceeds from short term bank loan and notes.

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (“AEM”), Citadel Equity Fund Ltd. (“Citadel”), and Merrill Lynch International (“Merrill Lynch”) and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006. Interest on the Notes is payable semi-annually in arrears, commencing March 1, 2007.

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

The 2012 Notes bear interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 3.35%. The 2012 Notes are subject to mandatory redemption semi-annually commencing September 1, 2009 in the principal amounts of $2,400,000 on September 1, 2009, $3,800,000 on March 1, 2010, $9,900,000 on September 1, 2010 and March 1, 2011, and $4,000,000 on September 1, 2011, March 1, 2012, and September 1, 2012, in each instance at price equal to 100% of such principal amount.

In 2009, the Company repurchased the entire 2010 Notes and repurchased part of the 2012 Notes. During the first quarter of 2010, the Company paid $3.8 million principle amount of the 2012 Notes according to the mandatory redemption schedule.  As of June 30, 2010, only a total of $5.3 million principle amount of the 2012 Notes remains outstanding and is due on September 1, 2010 according to the mandatory redemption schedule.

The Warrants are governed by a warrant agreement, dated August 30, 2006, between us and The Bank of New York, as warrant agent. The Warrants consist of (i) six-year warrants to purchase an aggregate of 2,192,308 shares of our common stock, at an exercise price of $7.80 per share (the “First Tranche 2012 Warrants”), (ii) six-year warrants to purchase an aggregate of 525,830 shares of our common stock at an exercise price of $10.84 per share (the “Second Tranche 2012 Warrants”) and, (iii) three-year warrants to purchase an aggregate of 769,230 shares of our common stock at an exercise price of $7.80 per share (the “2009 Warrants”). The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill Lynch. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant.

As of June 30, 2010, a total of 366,697 Second Tranche 2012 Warrants remained outstanding.

On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Loan Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (the “Loan”). The Loan shall be made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof shall accrete in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. We may voluntarily prepay any Advance (or portion thereof in an integral multiple of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), the Company is obligated to  repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan.

On July 29, 2010, the Company received the $15 million loan from Abax.

Investment Activities

Net cash used in investing activities totaled approximately $94.98 million for the six months ended June 30, 2010, including the remaining payment totaled approximately $27.95 million for the acquisition of Xi’an Tech Full Simo, a payment of $26.55 million for acquiring remaining interests of non-wholly owned subsidiaries under Xi’an Tech Full Simo, and capital expenditures totaled $40.58 million.

On October 2, 2009, Harbin Tech Full, a wholly-owned subsidiary of the Company, entered  into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which was 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts, and external investments owned by Simo Motor for a purchase price of equal to no less than six (6) times and no more than eight (8) times the 2008 audited net profits of Simo Motor. Pursuant to the Agreement, Harbin Tech Full was required to make a payment to the Selling Shareholders equivalent to six (6) times the 2008 audited net profit of Simo Motor within ten (10) business days after the effectiveness of the Agreement. Upon verification of the assets and capital of Simo Motor within seven months of the closing date of the acquisition, Harbin Tech Full may be required to make an additional payment to the Selling Shareholders in an amount not to exceed two (2) times the 2008 audited net profit of Simo Motor.

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

During the first quarter of 2010, the Company made an additional cash payment in an amount of $27.95 million (RMB 190.5 million) to the Selling Shareholders representing the unpaid portion for the acquisition of Xi’an Tech Full Simo. The acquisition of Xi’an Tech Full Simo has been fully paid for after this payment pursuant to the Agreement.

On June 3, 2010, Xi’an Tech Full Simo entered into four Sh are Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of four subsidiaries of Xi’an Tech Full Simo pursuant to which Xi’an Tech Full Simo agreed to acquire all of the equity interests of these subsidiaries that are not currently held by Xi’an Tech Full Simo. Pursuant to these Share Purchase Agreements, effective April 1, 2010, Xi’an Tech Full Simo would own 100% of the outstanding equity of the four subsidiaries. These transactions were closed in the months of June and July 2010. The aggregate purchase price paid by Xi’an Tech Full Simo for these equity interests is $27.60 million (RMB188.2 million), of which $26.50 million was paid in May and June 2010 with remaining $1.1 million paid in July 2010.

In addition, on June 3, 2010, Xi’an Tech Full Simo entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Xi’an Tech Full Simo pursuant to which Xi’an Tech Full Simo agreed to sell its equity interests in such subsidiaries to these shareholders. Pursuant to these three Share Purchase Agreements, effective April 1, 2010, Xi’an Tech Full would no longer own any of the outstanding equity of the three subsidiaries. These transactions were closed in the months of June and July 2010. The aggregate sales price received by Xi’an Tech Full Simo for these equity interests is $1.84 million (RMB12.55 million). We received $0.72 million in June 2010 with the remaining $1.12 million received in July 2010.

Contractual Obligations

As of June 30, 2010, a total of $5.3 million principal amount of the 2012 Notes remains outstanding. The Company expects to follow the mandatory redemption schedule with respect to the 2012 Notes and pay off the 2012 Notes on September 1, 2010.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is now approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 97% or $6.08 million (RMB 41.45 million) has been paid as of June 30, 2010 with the balance payable in installments.

In October 2008, the Company, through its wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $800,000 in AAG Shanghai through June 30, 2010.

The Company entered into an agreement (“Original Agreement”) with Shelton Technology, LLC on April 9, 2007 whereby the Company and Shelton agreed to work together through the Company’s wholly-owned subsidiary, Advanced Automation Group, LLC (“AAG”), to design, develop, and manufacture custom industrial automation controllers.  Pursuant to the Original Agreement, the Company is required to invest a total of $3 million in AAG while Shelton contributes an exclusive worldwide royalty-free license for motorized automation technology. Shelton is entitled to receive 49% of any profits earned by AAG through the initial term of the Agreement which ended August 31, 2008. The Company and Shelton entered into a first amendment to the Original Agreement on December 11, 2008 to extend the term of the Original Agreement from August 31, 2008 to December 31, 2008. On April 21, 2009, the Company and Shelton entered into a second amendment to the Original Agreement to further extend the term to June 30, 2009. On December 7, 2009, the Company and Shelton entered into the third amendment to the Original Agreement to further extend the term to December 31, 2009. The Company has contributed a total of $2.0 million to AAG as of June 30, 2010. The remaining $1.0 million contribution to AAG is to be made at a mutually agreed later date.   The Company and Shelton are continuing their joint work and are currently in the process of developing a new agreement to extend the arrangement between them with respect to this work.

The Company enters into non-cancelable purchase commitments with its vendors. As of June 30, 2010, and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $2,610,324 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our revenues increased by 175% from the second quarter of 2009 and 85% in the year ended December 31, 2009 versus the year ended December 31, 2008. However, it is unlikely that we will maintain such growth in the long term and we cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems as well as our financial resources. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. In addition, we may require additional financial resources to fund our growing working capital needs. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our future operations and cash flows.

As of June 30, 2010, we had $5.30 million debt principal outstanding under our Guaranteed Senior Secured Floating Rate Notes due 2012 (the “Notes”) issued in August 2006. Additionally, our PRC subsidiaries had a total of approximately $46.15 million loans outstanding as of June 30, 2010. These loans were obtained from local PRC banks and unrelated individual companies. They are used to support our working capital. On July 29, 2010, we borrowed an additional $15 million pursuant to the Loan Agreement we entered into on July 28, 2010 with Abax. These obligations could have important consequences to you. For example, they could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	in the case of the Notes, expose us to interest rate fluctuations because the interest rate for the Notes is variable; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

Covenants in the Indenture governing our Notes and the Loan Agreement with Abax restrict our ability to engage in or enter into a variety of transactions.

Our Notes were issued pursuant to an Indenture, dated as of August 30, 2006, between us and The Bank of New York, as Trustee. The Indenture contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, or transfer substantially all of our assets, issue preferred stock of subsidiaries, create liens on our assets to secure debt, make capital expenditures, incur additional indebtedness, and pay dividends. The Indenture also requires us to maintain certain financial ratios. The Loan Agreement with Abax also contains certain covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, alter our corporate structure, transfer substantially all of our assets, incur liens, and engage in transactions with affiliates. The Loan Agreement also requires us to maintain certain financial ratios. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities and to fund our operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of the members of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life insurance on any of our officers or employees. Our future success will also depend on the continued ability to attract, retain, and motivate highly qualified technical sales and marketing customer support.

Because of the rapid growth of the economy in China, competition for qualified personnel is intense. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate, or retain qualified personnel in the future.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

No vendor accounted for more than 10% of the raw material purchases for the three months and six months ended June 30, 2010. One major vendor provided approximately 13% and 25% of the Company’s purchases of raw materials for the three months and six months ended June 30, 2009, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

If preferential tax concessions granted by the PRC government change or expire, our financial results could be materially and adversely affected.

Our financial results may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai Tech Full Simo Motor Co. Ltd. and Xi’an Tech Full Simo Motor Co., Ltd., and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full Electric Co., Ltd., Shanghai Tech Full Electric Co., Ltd., and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full Electric Co., Ltd. were subject to a 10% preferential tax rate until December 31, 2010. Our operations under Shanghai Tech Full Electric Co., Ltd. were subject to 0% preferential tax rate in 2009 and is subject to 11% in 2010. Our operations under Xi’an Tech Full Simo Motor Co., Ltd. were subject to a 15% preferential tax rate. As a result, the estimated tax savings for the six months ended June 30, 2010, and 2009 amounted to $6,806,723 and $2,865,216, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings, and financial position, and the value of our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although the Company educates our employees not to engage in these illegal practices, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

We may have difficulty establishing adequate management, legal, and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer, and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction over and enforce liabilities against our officers, directors, and assets based in the PRC.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 35.20% of our issued and outstanding common stock as of June 30, 2010. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

At its Annual Meeting of shareholders held on July 26, 2010, the Company submitted the following matters to a vote of its shareholders:

1. Election of Directors:
	Votes For	Votes Withheld	Broker Non-Vote
Tianfu Yang	21,169,415	212,323	4,414,484
Lanxiang Gao	21,172,745	208,993	4,414,484
Ching Chuen Chan	20,985,494	396,244	4,414,484
Boyd Plowman	21,167,435	214,303	4,414,484
David Gatton	21,169,040	212,698	4,414,484
Yunye Ye	21,336,644	45,094	4,414,484

2. Ratify Frazer Frost LLP as the independent registered public accounting firm of the Company.

Votes For	Votes Against	Abstain	Broker Non-Vote
26,663,953	77,669	54,600	—

Item 6.  Exhibits.

The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: August 9, 2010	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing

10.1	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Zhejiang Ximen Punching Co., Ltd. dated June 3, 2010.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.2	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Xi’an Simo Imports and Exports Co., Ltd., and Fu Nong, dated June 3, 2010.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.3	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.4	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.5	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Pingan Duan, dated June 3, 2010.	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.6	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.7	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Guoping Cui, dated June 3, 2010.	Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.8	Loan Agreement by and between the Company and Abax Emerald Ltd., dated July 28, 2010.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2010 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.

99.1	Press Release dated August 9, 2010 - announcing the Company’s results of operations for the second quarter of 2010.	Filed herewith as Exhibit 99.1.