Form 10-Q
period 2010-09-30
Harbin Electric, Inc
filed 2010-11-09
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
(Address of principal executive offices) (Zip Code)

Telephone: 86-451-86116757
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2010: 31,250,820 shares of common stock, par value $0.00001 per share.

TABLE OF CONTENTS

Page
Part I. Financial Information	2

Item 1. Financial Statements	2

Consolidated Balance Sheets As of September 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Operations and Other Comprehensive Income (Loss) For the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Changes in Equity (Unaudited)	4

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	51
Item 4. Controls and Procedures	51

Part II. Other Information	51

Item 1. Legal Proceedings	51
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. Defaults Upon Senior Securities	57
Item 4. (Removed and Reserved)	57
Item 5. Other Information	57
Item 6. Exhibits	57
Signatures	58
Index to Exhibits	59

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$55,531,683	$92,902,400
Restricted cash	2,997,985	3,522,009
Notes receivable	4,733,685	1,086,929
Accounts receivable, net	89,489,395	93,322,885
Inventories, net	73,898,882	74,913,877
Other receivables & prepaid expenses	3,459,863	5,828,453
Advances on inventory purchases	13,578,174	11,718,544
Total current assets	243,689,667	283,295,097

PLANT AND EQUIPMENT, net	200,725,156	156,364,548

OTHER ASSETS:
Debt issuance costs, net	-	359,255
Advance on non-current assets	22,532,583	13,666,414
Goodwill	53,109,595	54,073,754
Other intangible assets, net	23,336,090	21,472,471
Other assets	1,063,957	1,722,693
Total other assets	100,042,225	91,294,587

Total assets	$544,457,048	$530,954,232

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$4,029,924	$4,533,268
Accounts payable	53,849,313	47,099,135
Short term loans	52,876,907	44,439,629
Customer deposits	14,613,173	18,455,842
Accrued liabilities and other payables	9,780,569	12,329,394
Taxes payable	6,578,910	8,233,862
Amounts due to original shareholders	748,500	28,681,976
Current portion of notes payable, net	-	7,660,210
Total current liabilities	142,477,296	171,433,316

LONG TERM LIABILITIES:
Long term bank loans	-	4,401,000
Warrant liability	3,502,097	4,623,558

Total liabilities	145,979,393	180,457,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
31,067,471 and 31,067,471 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	310	310
Paid-in-capital	213,471,172	218,094,374
Retained earnings	128,432,489	69,594,111
Statutory reserves	28,132,469	22,869,423
Accumulated other comprehensive income	25,662,943	18,638,299
Total shareholders' equity	395,699,383	329,196,517

NONCONTROLLING INTERESTS	2,778,272	21,299,841

Total liabilities and shareholders' equity	$544,457,048	$530,954,232

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED  SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

REVENUES	$109,354,544	$46,932,031	$320,275,671	$116,020,408

COST OF SALES	75,779,744	30,170,797	215,626,614	75,472,120

GROSS PROFIT	33,574,800	16,761,234	104,649,057	40,548,288

RESEARCH AND DEVELOPMENT EXPENSE	1,663,465	468,309	2,620,443	1,270,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,058,730	3,249,281	24,361,542	9,393,121

INCOME FROM OPERATIONS	21,852,605	13,043,644	77,667,072	29,885,056

OTHER EXPENSE (INCOME), NET
Other income, net	(739,840)	(1,062,650)	(3,185,801)	(3,702,914)
Interest expense, net	1,132,671	8,478,316	3,757,452	10,762,228
Loss on currency hedge settlement	-	9,000,000	-	9,000,000
Gain on debt repurchase	-	(4,155,000)	-	(4,155,000)
Loss from disposal of subdivision	-	-	623,158	-
Change in fair value of warrants	301,918	736,546	(1,121,461)	12,177,915
Total other expense, net	694,749	12,997,212	73,348	24,082,229

INCOME BEFORE PROVISION FOR INCOME TAXES	21,157,856	46,432	77,593,724	5,802,827

PROVISION FOR INCOME TAXES	3,296,165	1,954,396	11,150,418	4,475,821

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	17,861,691	(1,907,964)	66,443,306	1,327,006

LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(11,241)	-	2,341,882	-

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	17,872,932	(1,907,964)	64,101,424	1,327,006

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,611,841	292,230	7,023,910	(2,248)
Foreign currency translation adjustment attributable to noncontrolling interest	(6,577)	-	(6,768)	-
Change in fair value of derivative instrument	-	3,322	-	(3,237,042)

COMPREHENSIVE INCOME (LOSS)	$23,478,196	$(1,612,412)	$71,118,566	$(1,912,284)

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,067,471	27,076,669	31,067,471	23,861,950
Earnings per share before noncontrolling interest	$0.57	$(0.07)	$2.14	$0.06
Earnings per share attributable to controlling interest	$0.58	$(0.07)	$2.06	$0.06
Earnings per share attributable to noncontrolling interest	$-	$-	$0.08	$-

Diluted
Weighted average number of shares	31,281,802	27,076,669	31,327,763	24,024,172
Earnings per share before noncontrolling interest	$0.57	$(0.07)	$2.12	$0.06
Earnings per share attributable to controlling interest	$0.57	$(0.07)	$2.05	$0.06
Earnings per share attributable to noncontrolling interest	$-	$-	$0.07	$-

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total

BALANCE, January 1, 2009	22,102,078	$220	$95,029,290	$52,100,479	$14,573,994	$12,945,352	$-	$174,649,335

Reclassification of warrant liabilities to equity			(13,613,718)	6,142,280				(7,471,438)
Exercise of stock warrants at $7.80	1,428,846	14	26,122,124					26,122,138
Amortization of stock compensation			827,218					827,218
Non cash exercise of warrant at $12.25	85,227	1	1,055,266					1,055,267
Stock issuance for cash at $16	7,187,500	72	107,521,878					107,521,950
Net income				1,327,006				1,327,006
Adjustment to statutory reserve				(3,326,666)	3,326,666			-
Foreign currency translation gain						(2,248)		(2,248)
Net change related to cash flow hedge						(3,237,042)		(3,237,042)
Reclassification of change in cash flow hedge to earnings						9,000,000		9,000,000
BALANCE, September 30, 2009 (Unaudited)	30,803,651	307	216,942,058	56,243,099	17,900,660	18,706,062	-	309,792,186

Amortization of stock compensation			383,819					383,819
Noncontrolling interest in acquiree							17,957,815	17,957,815
Net income				18,319,775			3,491,414	21,811,189
Exercise of stock options at $3.10	65,000	1	201,499					201,500
Exercise of stock options at $8.10	70,000	1	566,999					567,000
Cashless exercise of options	128,820	1	(1)					-
Adjustment to statutory reserve				(4,968,763)	4,968,763			-
Dividend distribution							(150,071)	(150,071)
Foreign currency translation gain						(67,763)	683	(67,080)
BALANCE, December 31, 2009	31,067,471	310	218,094,374	69,594,111	22,869,423	18,638,299	21,299,841	350,496,358

Amortization of stock compensation			764,006					764,006
Net income				64,101,424			2,341,882	66,443,306
Adjustment to statutory reserve				(5,263,046)	5,263,046			-
Deconsolidation of subsidiaries						23	(1,604,613)	(1,604,590)
Acquisition of noncontrolling interest			(5,387,208)			711	(22,134,423)	(27,520,920)
Increase in noncontrolling interest							2,882,353	2,882,353
Foreign currency translation gain						7,023,910	(6,768)	7,017,142
BALANCE, September 30, 2010 (Unaudited)	31,067,471	$310	$213,471,172	$128,432,489	$28,132,469	$25,662,943	$2,778,272	$398,477,655

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$2,341,882	$-
Net income attibutable to controlling interest	64,101,424	1,327,006
Consolidated net income	66,443,306	1,327,006
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	6,201,903	1,943,019
Amortization of intangible assets	1,177,662	818,118
Amortization of debt issuance costs	359,255	1,172,056
Amortization of debt discount	1,439,790	10,215,337
Provision for accounts receivable	1,889,235	544,040
Increase in inventory reserve	607,352	-
Share-based compensation	764,006	827,218
Gain on debt extinguishment	-	(4,155,000)
Realized loss on extinguishment of derivative liability	-	9,000,000
Loss on disposal of equipment	374,479	-
Change in fair value of warrants	(1,121,461)	12,177,915
Loss from disposal of subdivision	622,182	-
Change in operating assets and liabilities
Notes receivable	(3,680,037)	884,957
Accounts receivable	2,736,287	(6,702,093)
Inventories	768,351	9,314,625
Other receivables & prepaid expenses	2,360,353	16,337
Advances on inventory purchases	(1,607,290)	670,580
Other assets	(152,493)	(277,487)
Accounts payable	6,685,572	604,793
Customer deposits	(3,567,416)	336,826
Accrued liabilities & other payables	(1,302,360)	(2,014,389)
Taxes payable	(1,814,519)	746,996
Net cash provided by operating activities	79,184,157	37,450,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for advances on intangible assets	-	(2,313,190)
Payment for advances on equipment purchases	(8,422,121)	(401,077)
Purchase of intangible assets	(93,250)	(30,571)
Purchase of plant and equipment	(40,638,679)	(758,515)
Proceeds from disposal of equipments and vehicles	321,236	-
Additions to construction-in-progress	(8,507,849)	(5,945,269)
Payment to original shareholders for acquisition	(27,946,571)	-
Payment to acquire noncontrolling interests	(27,684,220)	-
Deconsolidation of cash held in disposed subdivisions	(602,948)	-
Proceeds from sale of controlling interests in subsidiaries	1,846,105	-
Net cash used in investing activities	(111,728,297)	(9,448,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	585,697	(513,065)
Proceeds from stock issuance	-	107,491,950
Proceeds received from conversion of warrants and options	-	11,144,999
Decrease in deposit to secure investment in cross currency hedge	-	1,000,000
Payment on cross currency hedge	-	(9,000,000)
Payment on notes payable	(9,100,000)	(32,745,000)
Proceeds from notes payable-short term	1,902,677	4,098,656
Payment on notes payable-short term	(2,488,374)	(3,072,526)
Proceeds from short term loans	30,311,658	4,251,110
Repayment of short term loans	(27,079,658)	(4,177,815)
Net cash (used in) provided by financing activities	(5,868,000)	78,478,309

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,041,423	(2,704)

(DECREASE) INCREASE IN CASH	(37,370,717)	106,477,837

Cash and cash equivalents, beginning of period	92,902,400	48,412,263

Cash and cash equivalents, end of period	$55,531,683	$154,890,100

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Recent development

In October 2009, Harbin Electric acquired Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”). Simo Motor formerly known as Xi’an Simo Motor Incorporation (Group), was initially established in 1955 as a State-Owned Enterprise and one of the major backbone companies of China’s electric motor industry. In January 2004, Simo Motor was privatized as a shareholding company from the former Xi’an Electric Motor Works under the corporate laws of the People’s Republic of China (“PRC”). Simo Motor develops and manufactures various industrial motors. Simo Motor sells its products primarily in China and also in certain international markets. Simo Motor had developed to a large enterprise group which consisted of 15 wholly-owned and 8 majority owned subsidiaries mainly engaged in manufacturing and selling of electric motors. As a result, the Company’s ownership to Simo Motor and all subsidiaries averaged to 87.2% at the time of the acquisition. The remaining 12.8% was owned by noncontrolling shareholders. See Note 18 for further discussion.

On June 3, 2010, Simo Motor entered into four Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of four subsidiaries of Simo Motor pursuant to which Simo Motor agreed to acquire all of the equity interests of these subsidiaries that were not currently held by Simo Motor.  Following consummation of the transactions contemplated by these Share Purchase Agreements, Simo Motor owns 100% of the outstanding equity of Xi’an Tech Full Lamination Co., Ltd. (“Lamination”), Xi’an Simo A’Da Motor Co., Ltd. (“A’Da Motor”), Xi’an Tech Full Simo Moulds Co., Ltd. (“Moulds”) and Xi’an Tech Full Simo Transportation Co., Ltd. (“Transportation”).  The aggregate purchase price paid by Simo Motor for these equity interests in Lamination, A’Da Motor, Moulds and Transportation is RMB188.2 million (US$27.60 million).

In addition, on June 3, 2010, Simo Motor entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Simo Motors pursuant to which Simo Motor agreed to sell its equity interests in such subsidiaries to these shareholders.  Following consummation of the transactions contemplated by these three Share Purchase Agreements, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo Electric Co., Ltd. (“Electric”), Xi’an Simo Science and Technology Development Co., Ltd. (“Science and Technology”) and Xi’an Simo Imports and Exports Co., Ltd. (“Imports and Exports”).  The aggregate sales price received by Simo Motor for these equity interests in Electric, Science and Technology and Imports and Exports is RMB12.55 million (US$1.84 million).

On August 25, 2010, Advanced Automation Group, LLC, a Delaware limited liability company (“AAG”) and an indirect wholly owned subsidiary of Harbin Electric, Inc., the Company, Shelton Technology, LLC, a Michigan limited liability company (“Shelton”) and Ms. Julie Chen, entered into an Option Exercise Agreement (“Option Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, pursuant to which the Company exercised the right, previously granted to the Company under a letter agreement dated April 9, 2007 between the Company and Shelton, as amended on December 11, 2008, April 21, 2009 and December 7, 2009, to require Shelton to contribute all right, title and interest in and to its proprietary technologies, product designs, electric assembly manufacturing techniques and U.S. customer accounts (“Intellectual Properties”) to AAG in consideration for a limited liability company interest in AAG entitling Shelton to a 49% share of AAG’s profits, losses, and distributions of its assets, in accordance with AAG’s limited liability company agreement.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

In connection with the Option Agreement, on August 25, 2010, Advanced Electric Motors, Inc., a Delaware corporation (“AEM”) and a wholly owned subsidiary of the Company, entered into an Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, with Shelton whereby (i) Shelton agreed to contribute all right, title and interest in and to its Intellectual Properties to AAG in consideration for a membership interest in AAG entitling Shelton to receive 49% of any profits earned by AAG through the terms of the LLC Agreement; and (ii) AEM agreed to contribute all of AAG’s assets (subject to all of the liabilities of AAG) with fair market value of $3 million in consideration for a membership interest in AAG entitling AEM to receive 51% of any profits earned by AAG through the terms of the LLC Agreement. The Intellectual Properties have been valued at $2,882,353 and the Company, through AEM, has previously contributed a total of $2 million to AAG with the remaining $1 million to be paid by AEM to AAG prior to December 31, 2011.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements of Harbin Electric Inc. reflect the activities of the following subsidiaries.  All material intercompany transactions have been eliminated.

	Place incorporated	Ownership percentage
Advanced Electric Motors, Inc. (“AEM”)	Delaware, USA	100%
Harbin Tech Full Electric Co., Ltd. (“HTFE”)	Harbin, China	100%
Advanced Automation Group, LLC (“AAG”)	Delaware, USA	51%
Advanced Automation Group Shanghai Co., Ltd. (“SAAG”)	Shanghai, China	51%
Shanghai Tech Full Electric Co., Ltd. (“STFE”)	Shanghai, China	100%
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai”)	Weihai, China	100%
Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”)	Xi’an, China	100%

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position for the three and nine months ended September 30, 2010 and 2009, and our consolidated cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
SEPTEMBER 30, 2010
(UNAUDITED)

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

Translation adjustments resulting from this process amounted to a gain of $5,611,841, and $292,230 for the three months ended September 30, 2010 and 2009, respectively. Translation adjustments resulting from this process amounted to a gain of $7,023,910, and a loss of $2,248 for the nine months ended September 30, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at September 30, 2010 and December 31, 2009 were translated at 6.698 RMB to $1.00 and 6.837 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the nine months ended September 30, 2010 and 2009 were 6.816 RMB and 6.843 RMB to $1.00, respectively.

Transaction loss of $81,182 and gain of $432,657 were recognized during the three months ended September 30, 2010 and 2009, respectively. Transaction loss of $119,660 and gain of $227,967 were recognized during the nine months ended September 30, 2010 and 2009, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $57,812,658 and $92,701,730, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

One major customer accounted for approximately 10% of the net revenue for the three months ended September 30, 2010. Total receivable balance due from this customer was $16.5 million, representing 17% of total accounts receivable as of September 30, 2010. Two major customers accounted for approximately 37% of the net revenue for the three months ended September 30, 2009. At September 30, 2009, the total receivable balance due from these two customers was $12.7 million and $9.2 million, respectively, representing 34% and 25% of total accounts receivable.

No customer accounted for more than 10% of the net revenue for the nine months ended September 30, 2010.  Two major customers accounted for approximately 31% of the net revenue for the nine months ended September 30, 2009, with each customer individually accounting for 18% and 13%, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

No vendor accounted for more than 10% of the raw material purchases for the three months ended September 30, 2010. Three major vendors provided 44% of the Company’s purchase of raw materials for the three months ended September 30, 2009, respectively.

No vendor accounted for more than 10% of the raw material purchases for the nine months ended September 30, 2010. Four major vendors provided 74% of the Company’s purchase of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for 40%, 13%, 11% and 10%, respectively.

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
SEPTEMBER 30, 2010
(UNAUDITED)

Plant and equipment, net

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of September 30, 2010.

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

General intangibles other than goodwill

Intangible assets that are acquired individually or as part of a group of assets, other than those acquired in a business combination, are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Goodwill does not arise in such a transaction. Intangible assets that are acquired in a business combination are accounted for in accordance with ASC Topic 805, Business Combinations. The costs of intangible assets that are developed internally, as well as the costs of maintaining or restoring intangible assets that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole, are expensed as incurred.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The accounting for intangible assets, other than goodwill, subsequent to acquisition is based on the asset’s useful life. The useful life of the intangible asset is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. An asset for which no legal, regulatory, contractual, competitive, economic, or other factors limit its useful life is considered to have an indefinite useful life.

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We perform our annual impairment test in the fourth quarter.

Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of September 30, 2010, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of September 30, 2010, management believes there was no impairment.

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
SEPTEMBER 30, 2010
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

The Company also provides after-sale services to our customers. Service revenue is recognized as services are rendered, the customers have approved the completion of the services and invoices have been issued and collectability is reasonably assured. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

The Company recognizes revenues with regards to the sales of consigned inventories when the title and risks of ownership have been transferred to customers; customers provide a persuasive evidence to notify the Company, and upon receipt of the notification form from customers. The Company also performs periodic inventory counts to confirm the inventory quantities held on consignment.

Shipping and handling costs are included in selling, general and administrative costs and totaled $1,613,132 and $618,070 for the three months ended September 30, 2010 and 2009, respectively. Shipping and handling costs are included in selling, general and administrative costs and totaled $3,652,125 and $1,567,634 for the nine months ended September 30, 2010 and 2009, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  No material deferred tax amounts were recorded at September 30, 2010 and December 31, 2009, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

The Company’s subsidiaries were paying the following tax rate for the three and nine months ended September 30:

	2010		2009
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	15%	10%	15%	10%

Weihai	0%	25%	0%	25%

STFE	14%	11%	25%	0%

Simo Motor (a)	10%	15%	n/a	n/a

(a)
Simo Motor was acquired in October 2009 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the three months and nine months ended September 30, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30:

	2010	2009
U.S. statutory reserve rates	34.0%	34.0%
Foreign income not recognized in U.S.	-34.0%	-34.0%
China income taxes	25.0%	25.0%
Tax exemption	-16.8%	-14.0%
Other items (b)	7.4%	4,198.0%
Effective income taxes	15.6%	4,209.0%

(b)
 The 7.4% represents the $2,519,765 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended September 30, 2010. The 4,198.0% represents the $15,803,904 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended September 30, 2009.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30:

	2010	2009
U.S. statutory reserve rates	34.0%	34.0%
Foreign income not recognized in U.S.	-34.0%	-34.0%
China income taxes	25.0%	25.0%
Tax exemption	-14.2%	-14.0%
Other items (c)	3.6%	66.0%
Effective income taxes	14.4%	77.0%

(c)
The 3.6% represents the $2,799,175 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the nine months ended September 30, 2010. The 66% represents the $30,941,952 of expenses incurred by the Company and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the nine months ended September 30, 2009.

The estimated tax savings for the three months ended September 30, 2010 and 2009 amounted to $2,385,355 and $2,111,267, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.58 to $0.50 for the three months ended September 30, 2010, and $(0.07) to $(0.14) for the three months ended September 30, 2009.

The estimated tax savings for the nine months ended September 30, 2010 and 2009 amounted to $9,198,726 and $4,973,700, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $2.06 to $1.78 for the nine months ended September 30, 2010, and $0.06 to $(0.15) for the nine months ended September 30, 2009.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2010.  The net operating loss carry forwards for United States income taxes amounted to $31,410,254 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, starting from 2027 through 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the nine months ended September 30, 2010 was an increase of approximately $725,599. Management will review this valuation allowance periodically and make adjustments accordingly.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $191,486,330 as of September 30, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

VAT on sales and VAT on purchases amounted to $19,997,361 and $15,283,482 for the three months ended September 30, 2010, respectively.  VAT on sales and VAT on purchases amounted to $5,542,376 and $3,154,460 for the three months ended September 30, 2009, respectively. VAT on sales and VAT on purchases amounted to $58,056,448 and $40,251,113 for the nine months ended September 30, 2010, respectively.  VAT on sales and VAT on purchases amounted to $18,237,779 and $10,740,918 for the nine months ended September 30, 2009, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $9,120 and $10,983 for the three months ended September 30, 2010 and 2009, respectively. The Company incurred $66,525 and $68,088 for the nine months ended September 30, 2010 and 2009, respectively. The Company expenses the cost of advertising as incurred in selling, general and administrative costs.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives.

Noncontrolling interest

The Company owns 100% of Simo Motor. The 0.05% of noncontrolling interest was indirectly from Simo Motor’s subsidiary Qishan Simo Moulding Co, Ltd.  Effective July 1, 2010, 49% of AAG and SAAG was owned by noncontrolling interests, Shelton Technology, LLC, a Michigan limited liability company.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption is no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of September 30, 2010, the Company has 366,697 warrants outstanding. The fair value of the outstanding warrants was $3.5 million.  The Company recognized a total of $0.3 million loss for the three months ended September 30, 2010 from the change in fair value of the warrants and $1.1 million gain and for the nine months ended September 30, 2010.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30, 2010	January 1, 2009
	(Unaudited)	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	1.92	3.67
Risk-free interest rate	0.62%	1.20%
Expected volatility	70%	66%

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

	Carrying Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Fair value of warrant liabilities	$3,502,097		$3,502,097

Other than the warranty liabilities, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Disposal of subdivisions

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, sold its equity interests in its three subsidiaries, Tianjin Simo, Science and Technology and Imports and Exports, to certain shareholders of these three subsidiaries.  As a result of the above dispositions, Simo Motor no longer owns any of the outstanding equity of these three subsidiaries.  The Company evaluates the impact of the disposal of the above entities, which results in the Company failing the test in ASC 205-20-45.  The failure of this test therefore does not require the classification of the disposal of the above entities as a discontinued operation.  The aggregate sales price for the equity interests in Tianjin Simo, Science and Technology and Imports and Exports is RMB12.55 million (US$1.84 million).  A net loss of $623,158 was recorded in loss from disposal of subdivisions, net of income taxes in the Company’s Consolidated Statement of Operations.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 4 – Acquisition of the noncontrolling interests

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, acquired all of the equity interests in its four subsidiaries, Lamination, A’Da Motor, Moulds, and Transportation. As a result of the above acquisitions, Simo Motor now owns 100% of the outstanding equity of these four subsidiaries. The aggregate purchase price for the equity interests in these four subsidiaries is $27.60 million and it was fully paid during the nine months ended September 30, 2010.

The effects of changes in the Company’s ownership interest in its subsidiaries are below:

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Net income attributable to controlling interest	$64,101,424	$1,327,006
Transfer (to) from the noncontrolling interest
Decrease in Paid-in Capital for purchase of noncontrolling interests	(5,387,208)	-
Change from net income attributable to controlling interest and transfers from noncontrolling interest	58,714,216	1,327,006)

Note 5 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Topic 230. The following information relates to non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009.

Total interest paid amounted to $2,464,778 and $11,050,500 for the nine months ended September 30, 2010 and 2009, respectively.

Total income tax paid amounted to $10,916,173 and $3,503,929 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, equipment in the amount of $346.679 was transferred as payment to accounts payable for $173,965 and as payment to other payables for the amount of $172,714.  The Notes receivable in the amount of 118,460 and other receivable at $618,443 were used for equipment purchases for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, intangible assets in the amount of $2,882,353 was contributed to AAG in exchange for 49% of ownership interest.

Note 6 – Accounts receivable, net

Accounts receivable consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Accounts receivable	$95,459,752	$97,302,153
Less: allowance for bad debts	(5,970,357)	(3,979,268)
Accounts receivable, net	$89,489,395	$93,322,885

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following table consists of allowance for bad debts:

Allowance for bad debts at January 1, 2009	$153,155
Provision for bad debts	548,077
Accounts receivable write off	-
Effect of foreign currency translation	(3,630)
Allowance for bad debts at September 30, 2009 (Unaudited)	697,602
Recovery of bad debts	(542,975)
Accounts receivable write off	(437,191)
Increase in allowance from acquisition of Simo Motor	4,263,411
Effect of foreign currency translation	(1,579)
Allowance for bad debts at December 31, 2009	3,979,268
Provision for bad debts	1,889,235
Accounts receivable write off	-
Decrease in allowance due to disposal of subdivisions	(12,533)
Effect of foreign currency translation	114,387
Allowance for bad debts at September 30, 2010 (Unaudited)	$5,970,357

Note 7 – Inventories, net

The following is a summary of inventories by major category:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw and packing materials	$10,984,222	$11,826,804
Work in process	25,760,631	28,434,522
Finished goods	33,684,301	25,471,544
Finished goods - consignment	13,166,618	18,077,870
Inventory valuation allowance	(9,696,890)	(8,896,863)
Total inventories, net	$73,898,882	$74,913,877

As of September 30, 2010 and December 31, 2009, total inventory valuation allowance amounted to $9,696,890 and $8,896,863, respectively.  All inventory valuation allowance is from the subsidiary Simo Motor acquired on October 2, 2009.

Allowance for inventory valuation at January 1, 2009	$-
Additional reserves	-
Recovery of reserves	-
Effect of foreign currency translation	-
Allowance for inventory valuation at September 30, 2009 (Unaudited)	-
Additional reserves	710,466
Recovery of reserves	-
Increase in allowance from acquisition of Simo Motor	8,186,252
Effect of foreign currency translation	145
Allowance for inventory valuation at December 31, 2009	8,896,863
Additional reserves	1,847,848
Recovery of reserves	(1,191,704)
Decrease in allowance due to disposal of subdivisions	(50,299)
Effect of foreign currency translation	194,182
Allowance for inventory valuation at September 30, 2010 (Unaudited)	$9,696,890

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 8 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $13,578,174 and $11,718,544 as of September 30, 2010 and December 31, 2009, respectively.

Note 9 – Plant and equipment, net

The following table presents details of our property and equipment:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Buildings	$89,299,364	$88,081,895
Office equipment	2,653,496	1,437,761
Production equipment	67,875,711	28,801,414
Vehicles	2,812,889	3,633,367
Construction in progress	49,867,132	40,504,272
Total	212,508,592	162,458,709
Less: accumulated depreciation	(11,783,436)	(6,094,161)
Property and equipment, net	$200,725,156	$156,364,548

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai and Simo Motor.  The Company expects to complete the construction of Shanghai plant on or before the end of year 2010.

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $2,372,722 and $655,509, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $6,201,903, and $1,943,019, respectively.

For the nine months ended September 30, 2010 and 2009, a total of $160,698 and $2,971,471 of interest were capitalized into construction in progress, respectively.

Note 10 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of September 30, 2010 and December 31, 2009, advances for intangible assets amounted to $3,197,592 and $3,133,512, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 96.8% or $6.08 million (RMB 41,452,020) has been paid, as of September 30, 2010. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Advance to suppliers

The Company makes advances to certain vendors for equipments and construction projects.  The advances on equipment and construction amounted to $19,334,991 and $10,532,902 as of September 30, 2010 and December 31, 2009, respectively.

Note 11 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	September 30, 2010	December 31, 2009
	(Unaudited)
Goodwill on 2008 Acquisition of Weihai	$12,273,778	$12,273,778
Goodwill on 2009 Acquisition of Simo Motor	40,835,817	41,799,976
Total goodwill	53,109,595	54,073,754
Land use rights	18,089,963	17,481,972
Patents	6,852,480	6,702,983
Software	237,685	95,110
Intellectual property	2,594,118	-
Customer lists	288,235	-
Total goodwill and other intangible assets	81,172,076	78,353,819
Less: accumulated amortization	(4,726,391)	(2,807,594)
Intangible assets, net	$76,445,685	$75,546,225

Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $423,898 and $293,158, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $1,177,662 and $818,118, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the three months and nine months ended September 30, 2010 and 2009. As a result of the disposition of the three subdivisions, effective April 1, 2010, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo, Science and Technology, and Imports and Exports (see Note 3 for more discussion). Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

Goodwill, at the date of the acquisition of Simo Motor, (audited)	$41,799,976
Goodwill, disposed subsidiaries	(964,159)
Goodwill, as of September 30, 2010 (unaudited)	$40,835,817

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 12 – Taxes payable

Taxes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
VAT tax payable	$971,804	$3,473,092
Individual income tax withholding payable	80,222	71,563
Corporation income tax payable	2,940,585	2,825,545
Others miscellaneous tax payable	2,586,299	1,863,662
Total	$6,578,910	$8,233,862

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

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Notes Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Notes Repurchase and (ii) the Proposed 2012 Notes Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  After principal payment of $2,400,000 made in September 2009 and $3,800,000 made in March 2010, the 2012 Notes balance amounted to $5,083,486 (net of debt discount of $216,514), or a total of $5,300,000 was fully paid off in September 2010.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The First Tranche 2012 Warrants and the Second Tranche 2012 Warrants were issued to Citadel, and the 2009 Warrants were issued to Merrill. Each Warrant is exercisable at the option of the Warrant holder at any time through the maturity date of such Warrant. The warrant agreements contain a cashless exercise provision.  During the three months and nine months ended September 30, 2010, no warrants were exercised.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $216,514 and $8,207,689 were amortized to interest expense for the three months ended September 30, 2010, and 2009, respectively. $1,439,790 and $10,215,337 were amortized to interest expense for the nine months ended September 30, 2010, and 2009, respectively.   As of September 30, 2010 and December 31, 2009, the unamortized discounts totaled $0 and $1,439,790, respectively.

Debt issuance costs, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. A total of $77,319 and $900,836 were amortized to interest expense for the three months ended September 30, 2010, and 2009, respectively. A total of $359,255 and $1,172,056 were amortized to interest expense for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, unamortized debt issuance costs totaled $0 and $359,255, respectively.

Note 14 -Short term loans

The Company’s short term loans are comprised of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Short term loan – bank	$31,589,694	$38,291,634
Short term loan – noncontrolling shareholders	-	918,342
Short term loan – others	21,287,213	5,229,653
Total short term loans	$52,876,907	$44,439,629

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Short term loans – bank

	September 30, 2010	December 31, 2009
	(Unaudited)
Loan from Citic Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	$-	$3,080,700

Loan from Citic Bank in city of Wendeng, due May 2011. Monthly interest-only payments at 5.310% per annum, secured by assets	3,143,700	-

Loan from Commercial Bank in city of Wendeng, due from various dates from August to September 2011. Monthly interest-only payments at 5.841% per annum, guaranteed loan	1,197,600	-

Loan from Xi'an City Commercial Bank, due September 2010. Monthly interest-only payment at 5.31% per annum, guaranteed loan	-	1,173,600

Loan From Huaxia Bank, due various dates from April to October 2010. Monthly interest-only payment at 6.480% per annum, secured by assets	-	8,802,000

Loan From Industrial Commercial Bank of China, due December 2010. Monthly interest-only payment at 6.372% per annum, guaranteed loan	1,559,874	2,995,614

Loan From Weihai City Commercial Bank, due various dates from August to September 2010. Monthly interest-only payment at 5.841% per annum, secured by assets	-	1,173,600

Loan from Citic Bank, due in December 2010 through January 2011. Average interest from 5.310% per annum, secured by assets	7,485,000	6,161,400

Loan from China Merchant Bank, due various dates from December 2010 to September 2011. Monthly interest-only payments from 5.310% to 5.346% per annum, secured by assets	8,383,200	8,215,200

Loan from China Construction Bank, due in October 2010. Monthly interest-only payment at 10% per annum, guaranteed loan	1,497,000	1,467,000

Loan from China Zheshang Bank, due in various dates from June to July 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan.	-	4,401,000

Loan from Bank of China. Monthly interest-only payment at 4% per annum, unsecured, and due upon demand.	838,320	821,520

Loan from Bank of Communications, due in June 2011. Monthly interest-only payment at 5.841% per annum, guaranteed loan	1,497,000	-

Loan from Huaxia Bank in city of Xi’an, due various dates from October 2010 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.	5,988,000

Short term loan - bank	$31,589,694	$38,291,634

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Short term loans – non controlling shareholders represent borrowing from its minority shareholders and amounted to $0 and $918,342 as of September 30, 2010 and December 31, 2009, respectively. All amounts are due within one year, uncollaterized and the amount will be paid in the form of cash.

The Company has short term loans from sources other than banks amounted to $21,287,213 and $5,229,653 as of September 30, 2010 and December 31, 2009. On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (the “Loan”). The Loan shall be made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof shall accrete in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. The Company may voluntarily prepay any Advance (or portion thereof in an integral multiple of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), the Company is obligated to repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan.

The Company’s long term bank loans as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	(Unaudited)
Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.		-	4,401,000
	$		$4,401,000

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Plant in Xi’an, Shaanxi, China	$18,435,899	$18,424,465
Buildings in Xi’an and Weihai, China	4,500,979	6,037,376
Land use rights in Xi’an and Weihai, China	4,034,478	4,742,161
Inventories in Xi’an, Shaanxi, China	8,982,000	8,802,000
Total assets pledged as collateral for bank loans	$35,953,356	$38,006,002

Net interest expense for the three months ended September 30, 2010 and 2009 was comprised of the following (Unaudited):

	2010	2009
Amortization of debt discount	$216,514	$8,207,689
Amortization of debt issuance costs	77,319	900,836
Interest expense	881,807	54,335
Interest earned on cash deposits	(124,151)	(251,887)
Foreign currency transaction loss	81,182	(432,657)
Interest expense, net	$1,132,671	$8,478,316

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Net interest expense for the nine months ended September 30, 2010 and 2009 was comprised of the following (Unaudited):

	2010	2009
Amortization of debt discount	$1,439,790	$10,215,337
Amortization of debt issuance costs	359,255	1,172,056
Interest expense	2,374,231	226,319
Interest earned on cash deposits	(535,484)	(623,517)
Foreign currency transaction loss	119,660	(227,967)
Interest expense, net	$3,757,452	$10,762,228

Note 15 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Simo Motor and Wehai, which consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Amount due to Simo Motor original shareholders	$-	$27,948,476
Amount due to Weihai original shareholders	748,500	733,500
	$748,500	$28,681,976

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement required semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for RMB to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.   For the nine months ended September, 2009, the Company recorded $3,237,042 as loss on the derivative instrument, respectively, in other comprehensive income (loss).

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
SEPTEMBER 30, 2010
(UNAUDITED)

During the nine months ended September 30, 2009, the Company paid $1,299,764 as hedging payment and the Company recognized $1,123,778 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at January 1, 2009	$175,986
Proceeds from cross currency hedge	-
Loss from derivative transactions	1,123,778
Payments for cross currency hedge	(1,299,764)
Cross currency hedge payable balance at September 30, 2009 (Unaudited)	-
Proceeds from cross currency hedge	-
Loss from derivative transactions	-
Payments for cross currency hedge	-
Cross currency hedge payable balance at December 31, 2009	-
Proceeds from cross currency hedge	-
Loss from derivative transactions	-
Payments for cross currency hedge	-
Cross currency hedge payable balance at September 30, 2010 (Unaudited)	$-

Note 17 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from local sales.

Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended September 30, 2010 and 2009 are as follows (Unaudited):

	2010	2009
China	$103,697,658	$43,634,474
International	5,656,886	3,297,557
Total sales	109,354,544	46,932,031
Cost of sales - China	71,710,166	28,331,369
Cost of sales - International	4,069,578	1,839,428
Total cost of sales	75,779,744	30,170,797
Gross profit	$33,574,800	$16,761,234

Summarized financial information concerning the Company’s revenues based on geographic areas for the nine months ended September 30, 2010 and 2009 are as follows (Unaudited):

	2010	2009
China	$301,954,734	$105,879,950
International	18,320,937	10,141,458
Total sales	320,275,671	116,020,408
Cost of sales - China	203,749,661	69,776,860
Cost of sales - International	11,876,953	5,695,260
Total cost of sales	215,626,614	75,472,120
Gross profit	$104,649,057	$40,548,288

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following table presents the revenue contribution by each major product line in the three months and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended September 30
Product Line	2010	2009
Sales by product line:
Linear Motors and Related Systems	$19,329,721	$16,417,033
Specialty Micro-Motors	15,305,526	8,446,353
Rotary Motors
Weihai	23,499,055	20,677,183
Xi’an	48,932,196	-
Others	2,288,046	1,391,462
Total sales	109,354,544	46,932,031
Cost of sales:
Linear Motors and Related Systems	7,127,884	6,225,992
Specialty Micro-Motors	10,484,525	5,030,871
Rotary Motors
Weihai	20,933,253	18,243,208
Xi’an	35,841,911	-
Others	1,392,171	670,726
Total cost of sales	75,779,744	30,170,797
Gross profit	$33,574,800	$16,761,234

	Nine Months Ended September 30
Product Line	2010	2009
Sales by product line:
Linear Motors and Related Systems	$59,339,909	$40,276,281
Specialty Micro-Motors	46,675,006	23,094,729
Rotary Motors
Weihai	69,533,181	48,519,410
Xi’an	138,510,802	-
Others	6,216,773	4,129,988
Total sales	320,275,671	116,020,408
Cost of sales:
Linear Motors and Related Systems	23,045,614	16,862,261
Specialty Micro-Motors	30,087,527	13,794,215
Rotary Motors
Weihai	61,345,452	42,750,268
Xi’an	97,268,784	-
Others	3,879,237	2,065,376
Total cost of sales	215,626,614	75,472,120
Gross profit	$104,649,057	$40,548,288

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The following table summarizes the net book value and the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Net Book Value	Fair Value
Cash and cash equivalents	$11,092,963	$11,092,963
Restricted cash	15,641	15,641
Accounts receivable, net	61,945,058	61,945,058
Inventories	65,133,441	65,133,441
Advances on inventory purchases	8,036,296	8,036,296
Other assets, current	4,695,563	4,695,563
Current assets	150,918,962	150,918,962
Property, plant and equipment, net	53,417,013	54,331,338
Intangible assets	5,919,862	13,146,349
Other noncurrent assets	970,465	970,465
Goodwill	-	41,799,976
Total assets	211,226,302	261,167,090

Accounts payable	42,156,368	42,156,368
Short term loan – bank and others	44,088,679	44,088,679
Customer deposits	21,264,239	21,264,239
Tax payable	6,825,557	6,825,557
Accrued liabilities and other liabilities, current	11,047,957	11,047,957
Long term loan, bank	5,868,000	5,868,000
Total liabilities	131,250,800	131,250,800
Noncontrolling interest	17,957,814	17,957,814
Net assets	$62,017,688	$111,958,476

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The goodwill recognized in conjunction with the acquisition of Simo Motor in October 2009 represents intangible values that Simo has built over its more than 40 years of history, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

(i)	Expected synergies from combining operations of Simo and Harbin;

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

(ii)	The experienced work force;

(iii)	Thousands of product models and related proprietary technologies; and

(iv)	The proprietary manufacturing processes.

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

Goodwill, at the date of the acquisition of Simo Motor, (audited)	$41,799,976
Goodwill, disposed subsidiaries	(964,159)
Goodwill, as of September 30, 2010 (unaudited)	$40,835,817

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

Pro Forma

The following unaudited pro forma condensed income statement for the three months and nine months ended September 30, 2010 and 2009 were prepared under generally accepted accounting principles, as if the acquisition of Simo Motor had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the three months ended September 30 (Unaudited),	2010	2009
Sales	$109,354,544	$100,747,561
Cost of Goods Sold	75,779,744	72,294,967
Gross Profit	33,574,800	28,452,594
Operating Expenses	11,722,195	8,716,110
Income from Operations	$21,852,605	$19,736,484
Other expense, net	694,749	15,214,696
Income Tax	3,296,165	3,512,450
Net Income before noncontrolling interest	$17,861,691	$1,009,338
Net Income attributable to controlling interest	$17,872,932	$(1,347,005)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

For the nine months ended September 30 (Unaudited),	2010	2009
Sales	$320,275,671	$241,842,043
Cost of Goods Sold	215,626,614	168,015,718
Gross Profit	104,649,057	73,826,325
Operating Expenses	26,981,985	23,325,270
Income from Operations	$77,667,072	$50,501,055
Other expense, net	73,348	27,816,780
Income Tax	11,150,418	7,350,129
Net Income before noncontrolling interest	$66,443,306	$15,334,146
Net Income attributable to controlling interest	$64,101,424	$10,105,829

Note 19 – Commitments and contingencies

Commitments

The Company enters into non-cancelable purchase commitments with some of its vendors. As of September 30, 2010 and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $584,064 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

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

Contingencies

Ten punitive shareholder class action complaints have been filed against Harbin and/or certain officers and directors thereof in connection with the October 10, 2010 non-binding proposal made by Mr. Tianfu Yang and Baring for Mr. Yang and the Baring Fund to acquire all of the outstanding shares of Common Stock of Harbin not currently owned by Mr. Yang and his affiliates in a going private transaction for $24.00 per share in cash, subject to certain conditions (the “Yang Proposal”). In each complaint, the plaintiffs challenge the Yang Proposal and allege, among other things, that the consideration to be paid in such proposal is unfair and inadequate. The complaints seek, among other relief, to enjoin defendants from consummating the Yang Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders.  Seven of these complaints were filed in the State of Nevada, and the remaining complaints were filed in the State of New York. The Company reviewed the allegations contained in the various complaints and believed they are without merit and intended to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Guarantee of Third-Party Indebtedness – No Liability Is Recorded

As of September 30, 2010, the Company guaranteed bank loans for third parties’ bank loans, amounting to $9,281,400.

Nature of guarantee	Guarantee amount	Guaranty period

Bank loans	9,281,400	Various from January 2010 to April 2011
Total	$9,281,400

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

	For the three months ended September 30,
	2010	2009
	(Unaudited)
Net income before noncontrolling interest	17,861,691	(1,907,964)
Less: Net income attributable to noncontrolling interest	(11,241)	-
Net income attributable to controlling interest	$17,872,932	$(1,907,964)
Weighted average shares used in basic computation	31,067,471	27,076,669
Diluted effect of stock options and warrants	214,331	-
Weighted average shares used in diluted computation	31,281,802	27,076,669
Earnings per share - Basic:
Net income before noncontrolling interest	$0.57	$(0.07)
Less: Net income attributable to noncontrolling interest	$0.01	$-
Net income attributable to controlling interest	$0.58	$(0.07)
Earnings per share - Diluted:
Net income before noncontrolling interest	$0.57	$(0.07)
Less: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$0.57	$(0.07)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

	For the nine months ended September 30,
	2010	2009
	(Unaudited)
Net income before noncontrolling interest	66,443,306	1,327,006
Less: Net income attributable to noncontrolling interest	2,341,882	-
Net income attributable to controlling interest	$64,101,424	$1,327,006
Weighted average shares used in basic computation	31,067,471	23,861,950
Diluted effect of stock options and warrants	260,292	162,222
Weighted average shares used in diluted computation	31,327,763	24,024,172

Earnings per share - Basic:
Net income before noncontrolling interest	$2.14	$0.06
Less: Net income attributable to noncontrolling interest	$(0.08)	$-
Net income attributable to controlling interest	$2.06	$0.06
Earnings per share - Diluted:
Net income before noncontrolling interest	$2.12	$0.06
Less: Net income attributable to noncontrolling interest	$(0.07)	$-
Net income attributable to controlling interest	$2.05	$0.06

Except for 30,000 stock options at $20.02 per share, all stock options and warrants have been included in the diluted earnings per share calculation for the nine and three months ended September 30, 2010 and 2009.

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

For the nine months ended September 30 2010 and 2009, the Company transferred $5,263,046 and $3,326,666, respectively, representing 10% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $46.3 million and $49.7 million as of September 30, 2010 and December 31, 2009, respectively.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2009	2,030,158
Granted	-
Forfeited	-
Exercised	(1,663,461)
Outstanding as of September 30, 2009 (Unaudited)	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2009	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010 (Unaudited)	366,697

Following is a summary of the status of warrants outstanding at September 30, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	366,697	1.92	$10.84	366,697	1.92
Total	366,697			366,697

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

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Exercise Price
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$20.02

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	-	-	-
Forfeited	(25,000)	12.40	-
Exercised	-	-	-
Outstanding as of September 30, 2009 (Unaudited)	669,583	$10.19	$4,479,510
Granted	30,000	20.02	-
Forfeited	-	-	-
Exercised	(344,583)	7.15	-
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2010 (Unaudited)	355,000	$13.97	$1,391,600

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.10	95,000	0.35	$8.10	95,000	0.35
$15.60	230,000	0.20	$15.60	195,333	0.20
$20.02	30,000	4.17	$20.02	18,750	4.17
Total	355,000			309,083

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

For the three months ended September 30, 2010 and 2009, stock compensation expense related to options issued amounted to $254,668, and $242,928, respectively. For the nine months ended September 30, 2010 and 2009, stock compensation expense related to options issued amounted to $764,006, and $827,218, respectively.

Note 22 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The Company made contributions to employment benefits, including pension, of $973,762, and $107,965 for the three months ended September 30, 2010 and 2009, respectively. The Company made contributions to employment benefits, including pension, of $2,275,221, and $277,638 for the nine months ended September 30, 2010 and 2009, respectively. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Note 23 – Subsequent events

On October 10, 2010, our Board of Directors received a proposal from Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin Electric not currently owned by Mr. Yang and his affiliates in a going private transaction for $24.00 per share in cash, subject to certain conditions. Mr. Yang owns 31.1% of our Common Stock. According to the proposal letter, Mr. Yang and Baring intend to form an acquisition vehicle for the purpose of completing the acquisition and that they intend to finance the acquisition with a combination of debt and equity capital.  The proposal letter states that Goldman Sachs (Asia) LLC (“Goldman”) is acting as financial advisor to the acquisition vehicle to be formed by Mr. Yang and Baring and that Goldman has informed Mr. Yang and Baring that it is highly confident that the underwriting and arranging of commitments for the debt financing needed to complete the transaction can be done. The proposal letter states that the equity portion of the financing would be provided by Mr. Yang, the Baring Fund and related sources. Our Board of Directors has formed a special committee of independent directors to evaluate and consider this proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

In October 2010, a total of 183,349 Second Tranche 2012 Warrant was exercised and the Company received $1,987,503 in cash for the warrant exercise pursuant to the terms of the Warrant.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.

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

OVERVIEW

Harbin Electric, Inc. (“Harbin Electric” or the “Company”) is incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, is headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the energy industry, factory automation, food processing, packaging industry, power generation systems, mass transportation and freight transportation systems, chemical, petrochemical, metallurgical, mining, textile, agricultural, and machinery industries. We primarily supply domestic markets in China and also certain international markets.

We currently operate the following four manufacturing facilities in China with an employee base of approximately 5,270 engineers, production technicians, and other employees:


Harbin Tech Full Electric Co., Ltd. (“Harbin Tech Full”) is located in the government-designated Development Zone in the city of Harbin with approximately 50,000 square meters of land and manufactures linear motors and linear motor integrated systems.

	Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”) is located in the Shanghai Zhuqiao Airport Industrial Zone with 40,800 square meters of land and manufactures specialty micro-motors.


Weihai Tech Full Simo Motor Co., Ltd. (“Weihai Tech Full Simo”) is located in Weihai with approximately 150,000 square meters of land and primarily manufactures small to medium sized industrial rotary motors.


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

RECENT EVENTS

On October 10, 2010, our Board of Directors received a non-binding proposal from Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin Electric not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, subject to certain conditions. Mr. Yang owns 31.1% of our Common Stock. According to the proposal letter, Mr. Yang and Baring intend to form an acquisition vehicle for the purpose of completing the acquisition and that they intend to finance the acquisition with a combination of debt and equity capital.  The proposal letter states that Goldman Sachs (Asia) LLC (“Goldman”) is acting as financial advisor to the acquisition vehicle to be formed by Mr. Yang and Baring and that Goldman has informed Mr. Yang and Baring that it is highly confident that the underwriting and arranging of commitments for the debt financing needed to complete the transaction can be done. The proposal letter states that the equity portion of the financing would be provided by Mr. Yang, the Baring Fund and related sources.  Our Board of Directors has formed a special committee of independent directors to evaluate and consider this proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

The Company also provides after-sale services to our customers. Service revenue is recognized as services are rendered, the customers have approved the completion of the services and invoices have been issued and collectability is reasonably assured. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered and the associated deferred revenue is included in current liabilities or long-term liabilities, as appropriate.

The Company recognizes revenues with regards to the sales of consigned inventories when the title and risks of ownership have been transferred to customers; customers provide a persuasive evidence to notify the Company, and upon receipt of the notification form from customers. The Company also performs periodic inventory counts to confirm the inventory quantities held on consignment.

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

Recent Accounting Pronouncement

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for the Company at its fiscal 2011 year-end and interim reporting periods thereafter. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

 In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

For the third quarter of 2010, total revenues were $109.35 million, up $62.42 million or 133%, compared with $46.93 million in the third quarter of 2009. The $62.42 million growth was mainly attributable to $2.91 million growth in linear motors, $6.86 million growth in specialty micro motors, $51.75 million growth in industrial rotary motors, and $0.9 million growth in other products. The year-over-year sales growth was mainly due to the acquisition of Xi’an Tech Full Simo in October 2009 and higher sales volume in all product lines driven by a stronger economy in China in 2010 compared to 2009. Excluding the acquisition, organic growth was 29% year over year.

By product line, the $51.75 million or 250% higher revenues in industrial rotary motors reflect a $48.93 million contribution from the acquisition of Xi’an Tech Full Simo and $2.82 million or 14% higher revenues at Weihai Tech Full Simo. Sales growth of $2.91 million or 18% in linear motors was primarily due to new product sales from our linear motor propulsion systems developed for coal transportation trains ($3.21 million in the third quarter of 2010 while none in the third quarter of 2009). The $6.86 million or 81% sales increase in specialty micro motors was driven by higher volumes in 2010 than in 2009.

International sales totaled $5.66 million, or 5.2% of total sales, for the quarter, a 72% increase compared with $3.30 million, or 7.0% of total sales, in the third quarter of 2009, when the global economic downturn severely hurt our international business. The international sales growth was driven primarily by increased sales in our specialty micro motor and rotary motor products.

The following table presents the revenue contribution by percentage for each major product line in the third quarter of 2010 in comparison with the third quarter of 2009.

	Percent of Total Revenues
Product Line	3Q10	3Q09
Linear Motors and Related Systems	17.7%	35.0%
Specialty Micro-Motors	14.0%	18.0%
Rotary Motors	66.2%	44.0%
Weihai	21.5%	44.0%
Xi’an	44.7%	N/A
Others	2.1%	3.0%
Total	100%	100%

International Sales	5.2%	7.0%

Net Income

The Company recorded a net income attributable to controlling interest of $17.87 million ($0.57 per diluted share) in the third quarter of 2010, compared with a net loss of $1.91 million (a loss of $0.07 per diluted share) in the same period of 2009. The net loss in the third quarter of 2009 included special non-cash and non-recurring items totaling a net loss of $12.86 million or $(0.47) per diluted share.

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

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three Months Ended September 30,
	2010	2009
Net Income Attributable to Controlling Interest (Loss)	$17,872,932	$(1,907,964)
Add Back (Deduct):

Gain on debt repurchase	$0	$(4,155,000)
Amortization associated with debt repurchase	$0	$7,279,487
Loss on cross currency interest rate swap settlement	$0	$9,000,000
Provision for bad debts	$2,033,621	$0
Change in fair value of warrant	$301,918	$736,546
Adjusted Net Income Attributable to Controlling Interest	$20,208,471	$10,953,069

Diluted EPS Attributable to Controlling Interest	$0.57	$(0.07)
Add Back (Deduct):

Gain on debt repurchase	$0	$(0.15)
Amortization associated with debt repurchase	$0	$0.27
Loss on cross currency interest rate swap settlement	$0	$0.33
Provision for bad debts	$0.07	$0
Change in fair value of warrant	$0.01	$0.02
Adjusted Diluted EPS Attributable to Controlling Interest	$0.65	$0.40

During the third quarter of 2009, the Company repurchased $26.5 million 2012 Notes at a discount of 15% and the remaining $6 million 2010 Notes at a discount of 3%, which resulted in a total gain of $4.16 million. As a result of the debt repurchase, the Company recorded a $7.28 million additional amortization of debt discount and debt issuance costs associated with the repurchased portion of the debt. During the same quarter, the Company also terminated the cross currency interest rate swap agreement that was intended as a cash flow hedge on the scheduled payments of the $38 million 2012 Notes. As a result, $9 million was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap. There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest swap prior to unwind.

For the third quarter of 2010, excluding the $2.03 million non-cash provision for bad debts ($0.07 per diluted share) and $0.30 million non-cash loss due to change in fair value of warrants, the adjusted net income was $20.21 million ($0.65 per diluted share), a 85% increase (63% increase per diluted share) from $10.95 million ($0.40 per diluted share) in the third quarter of 2009. The higher adjusted net income in this quarter was primarily driven by higher sales across all product lines and contributions from Xi’an Tech Full Simo. The adjusted net profit margin was 18.48% in the current quarter compared with 23.3% in the third quarter of 2009.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the third quarter of 2010, in comparison with the third quarter of 2009.

	Gross Profit Margin
Product Line	3Q10	3Q09
Linear Motors and Related Systems	63.1%	62.1%
Specialty Micro-Motors	31.5%	40.4%
Rotary Motors
Weihai	10.9%	11.8%
Xi’an	26.8%	N/A
Others	39.2%	51.8%
Corporate Average	30.7%	35.7%

International Sales	28.1%	44.2%

The overall gross margin declined to 30.7% in this quarter from 35.7% in the same quarter of prior year. This change was primarily due to two factors: (1) Changes in product mix where the percentage of lower margin rotary motors increased to 66% of total sales from 44% of total sales in the prior year due to acquisition of Xian Tech Full Simo; and (2) Gross margin for the special micro-motors and other products declined. By product line, the gross margin for linear motors improved slightly attributable to new sales of higher margin products - linear motor propulsion system for coal trains. The gross margin for specialty micro-motors and other products declined primarily as a result of moving the production from Harbin to the new plant in Shanghai, where manufacturing costs such as labor and fixed costs are relatively higher, particularly at the start-up stage. Higher raw material prices also hurt the margin.

Operating Income and Expenses

Operating income in the third quarter of 2010 totaled $21.85 million, compared with $13.04 million in the third quarter of 2009, representing a 68% year-over-year growth. Higher operating income was mainly due to increased sales in all product lines, including the contribution from the acquisition of Xi’an Tech Full Simo.

Research and development (“R&D”) expense totaled $1.66 million in the third quarter of 2010, $1.19 million higher than the total of $0.47 million in the third quarter of 2009. As technology and R&D is the Company’s long term strategic focus, we have been making every effort to enhance our R&D projects and invest in new product development in order to capture additional market share and well position the Company for future growth. During the quarter, we incurred more expenses associated with a few new key development projects such as the automated control system for linear servo motors, servo motor for high precision digital controlled machinery, a new model of oil pumps, specialty explosion-proof rotary motors, and new models of specialty micro-motors for new generation of automobiles. However, due to rapid sales growth, our R&D expense remains below our budget of 2-3% of total revenues.

Selling, general and administrative (“SG&A”) expenses totaled $10.06 million or 9.2% of total sales, compared with $3.25 million or 6.9% one year ago. The acquisition of Xi’an Tech Full Simo and expansion of other facilities resulted in higher depreciation expenses, and higher operating and administrative expenses in this quarter compared to the same period last year. Particularly, shipping and handling costs increased $0.99 million. The higher shipping and handling costs were related to higher sales activities and to many changes in the customer and product mix at Xi’an Tech Full Simo after the acquisition. We have sold more high voltage motors – one of our best selling products at the facility, and signed on more customers located farther away from Xi’an in other provinces such as Shandong, Sichuan, Hubei provinces. In an effort to meet customer requirements, improve customer satisfaction, and shorten the product delivery time, starting in the third quarter of 2010 the Company has made a major change by shifting some of its product deliveries from railroad shipping to truck shipping. Although truck shipping is a more expensive method of transportation, it is faster and can help the Company to respond to customer demand at a faster rate, ensureing timely delivery of its products and helping the Company gain market share. Additionally, the high voltage motors usually require special handling and are mainly transported by truck shipping. As more of our customers buying high voltage motors are located long distances from the manufacturing site, it further increases shipping costs due to distance.  Another major factor that contributed to higher SG&A costs is associated with the production start-up at our new plant in Shanghai, which had not yet begun start up in the third quarter of 2009.

During the third quarter of 2010, management also increased the reserve for accounts receivables by $2.0 million according to our accounts receivable aging policy, which further drove our SG&A expense higher in this quarter than the historical average level.

The higher operating costs, in conjunction with lower gross margin, have caused the decline in operating margin from 27.8% in the same quarter last year to 20.0% in this quarter.

Other Income, Net

Other income, net, was $0.74 million in the current quarter, compared with $1.06 million in the third quarter of 2009. The other income mainly consists of income from recycling scrap materials and selling production waste, a government subsidy representing a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses, and sometimes government grant or awards.

Interest Expense

Net interest expense was $1.13 million in the current quarter. This included $0.29 million in amortization of debt discount and debt issuance costs in connection with the Company’s 2012 Notes issued in 2006, $0.89 million interest expense and $0.12 million in interest income. This compares to net interest expense of $8.48 million in the third quarter of 2009, which included $8.21 million amortization of debt discount, of which $6.60 million was related to the debt repurchase, and $0.90 million amortization of debt issuance costs, of which $0.68 million was related to the debt repurchase. See Note 14 for a breakdown of interest expense.

Income Taxes

The income tax provision was $3.30 million for the current quarter, compared with $1.95 million for the third quarter of 2009. The year-over-year increase in income tax was mainly attributable to the taxable income contributed by Xi’an Tech Full Simo which was acquired in October 2009, higher income due to the start-up of Shanghai Tech Full in the fourth quarter of 2009, and higher income at our Harbin and Weihai facilities.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

For the nine months ended September 30, 2010, total revenues were $320.28 million, up $204.26 million or 176%, compared with $116.02 million for the nine months ended September 30, 2009. The $204.26 million growth was attributable to $19.06 million growth in linear motors, $23.58 million growth in specialty micro motors, $159.52 million growth in industrial rotary motors, and $2.10 million growth in other products. The year-over-year sales growth was mainly due to the acquisition of Xi’an Tech Full Simo in October 2009 and higher sales volume in all product lines driven by a stronger economy in China in 2010 compared to 2009. Excluding the acquisition, organic growth was 57% year over year.

By product line, the $159.52 million higher revenues in industrial rotary motors reflect a $138.52 million contribution from the October 2009 acquisition of Xi’an Tech Full Simo and $21.00 million or 43.3% higher revenues at Weihai Tech Full Simo due to increased sales volume. Sales growth of $19.06 million or 47% in linear motors was primarily due to higher sales volume of oil pumps (510 units in the nine months ended September 30, 2010, compared to 424 units in the same period of 2009) and new product sales from our linear motor propulsion systems developed for coal transportation trains ($14.03 million in the nine months ended September 30, 2010, while none in the same period of 2009). The $23.58 million or 102% sales increase in specialty micro motors was driven by higher volumes in 2010 than in 2009.

International sales totaled $18.3 million, or 5.7% of total sales, for the nine months ended September 30, 2010, an increase of 81% compared with $10.14 million, or 8.7% of total sales, in the nine months ended September 30, 2009, when the global economic downturn severely hurt our international business. The international sales growth was driven primarily by increased sales in our specialty micro motor and rotary motor products.

The following table presents the revenue contribution by percentage for each major product line in the nine months ended September 30, 2010 in comparison with the nine months ended September 30, 2009.

	Percent of Total Revenues
	Nine Months Ended September 30,
Product Line	2010	2009
Linear Motors and Related Systems	18.5%	34.7%
Specialty Micro-Motors	14.6%	19.9%
Rotary Motors	65.0%	41.8%
Weihai	21.7%	41.8%
Xi’an	43.3%	N/A
Others	1.9%	3.6%
Total	100%	100%

International Sales	5.7%	8.7%

Net Income

The Company recorded a net income attributable to controlling interest of $64.10 million, or $2.05 per diluted share, in the nine months ended September 30, 2010, compared with $1.33 million, or $0.06 per diluted share, in the nine months ended September 30, 2009, which included special non-cash and non-recurring items totaling a net loss of $23.13 million or $(0.96) per diluted share.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.
	Nine Months Ended September 30,
	2010	2009
Net Income Attributable to Controlling Interest (Loss)	$64,101,424	$1,327,006
Add Back (Deduct):
Other Income - Government Grant	$0	$(1,172,560)
Gain on debt repurchase	$0	$(4,155,000)
Amortization associated with debt repurchase	$0	$7,279,487
Loss on cross currency interest rate swap settlement	$0	$9,000,000
Loss from disposal of subdivision	$623,158	$0
Provision for bad debts	$1,889,235	$0
Change in fair value of warrant	$(1,121,461)	$12,177,915
Adjusted Net Income Attributable to Controlling Interest	$65,492,356	$24,456,848

Diluted EPS Attributable to Controlling Interest	$2.05	$0.06
Add Back (Deduct):
Other Income - Government Grant	$0	$(0.05)
Gain on debt repurchase	$0	$(0.17)
Amortization associated with debt repurchase	$0	$0.30
Loss on cross currency interest rate swap settlement	$0	$0.37	7
Loss from disposal of subdivision	$0.02	$0
Provision for bad debts	$0.06	$0
Change in fair value of warrant	$(0.04)	$0.51
Adjusted Diluted EPS Attributable to Controlling Interest	$2.09	$1.02

For the nine months ended September 30, 2010, the adjusted net income was $65.49 million ($2.09 per diluted share) after excluding the $0.62 million loss from disposal of subdivision, $1.89 million non-cash provision for bad debts, and the $1.12 million non-cash gain due to change in fair value of warrants. This is a 168% of growth (105% increase per diluted share) from $24.46 million ($1.02 per diluted share) in the same period of 2009, which excluded a gain of $1.17 million (RMB 8 million) government grant to support the Company’s subway train project, a gain of $4.16 million on debt repurchase, a loss of $7.28 million additional amortization of debt discount and debt issuance costs associated with the repurchase of 2010 Notes and 2012 Notes, a loss of $9 million due to the termination of the cross currency interest rate swap, and a loss of $12.18 million due to change in fair value of the warrants outstanding.

The higher adjusted net income in the nine months ended September 30, 2010 was primarily driven by higher sales across all product lines and contributions from Xi’an Tech Full Simo. The adjusted net profit margin was 20.4% in the nine months ended September 30, 2010 with 21.1% in the nine months ended September 30, 2009.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the nine months ended September 30, 2010, in comparison with the nine months ended September 30, 2009.

	Gross Profit Margin
Product Line	9 Month 2010	9 Month 2009
Linear Motors and Related Systems	61.2%	58.1%
Specialty Micro-Motors	35.5%	40.3%
Rotary Motors
Weihai	11.8%	11.9%
Xi’an	29.8%	N/A
Others	37.6%	50.0%
Corporate Average	32.7%	35.0%

International Sales	35.2%	43.8%

The overall gross margin declined to 32.7% in the nine months ended September 30, 2010 from 35.0% in the same period last year. This change was primarily due to two factors: (1) Changes in product mix where the percentage of lower margin rotary motors increased to 65% of total sales from 42% of total sales in the prior year due to acquisition of Xian Tech Full Simo; and (2) Gross margin for the special micro-motors and other products declined. By product line, the gross margin for linear motors improved attributable to increased sales of higher margin products such as oil pumps and linear motor propulsion system for coal trains. The gross margin for specialty micro-motors and other products declined primarily as a result of moving the production from Harbin to the new plant in Shanghai, where manufacturing costs such as labor and fixed costs are relatively higher, particularly at the start-up stage. Higher raw material prices also hurt the margin. However, we were able to offset some of the impact of higher raw material prices by increasing selling prices of our products during a longer period of time, reflected by our relatively stable gross margin at our Weihai facility

Operating Income and Expenses

Operating income of $77.67 million in the nine months ended September 30, 2010 increased by 160% from $29.89 million in the nine months ended September 30, 2009. Higher operating income was mainly due to increased sales in all product lines, including the contribution from the acquisition of Xi’an Tech Full Simo.

Research and development (“R&D”) expense totaled $2.62 million in the nine months ended September 30, 2010, increased by $1.35 million from the total of $1.27 million in the nine months ended September 30, 2009. As technology and R&D is the Company’s long term strategic focus, we have been making every effort to enhance our R&D projects and invest in new product development in order to capture additional market share and well position the Company for future growth. During the third quarter this year, we incurred more expenses associated with a few new key development projects such as the automated control system for linear servo motors, servo motor for high precision digital controlled machinery, a new model of oil pumps, specialty explosion-proof rotary motors, and new models of specialty micro-motors for new generation of automobiles. However, due to rapid sales growth, our R&D expense remains below the level of last year and below our budget of 2-3% of total revenues.

Selling, general and administrative (“SG&A”) expenses totaled $24.36 million or 7.6% of total sales for the nine months ended September 30, 2010, compared with $9.39 million or 8.1% for the same period in 2009. The acquisition of Xi’an Tech Full Simo and expansion of other facilities resulted in higher depreciation expenses, and higher operating and administrative expenses for the nine months ended September 30, 2010 compared to the same period in 2009. Particularly, shipping and handling costs increased $2.08 million. The higher shipping and handling costs were related to higher sales activities and to many changes in the customer and product mix at Xi’an Tech Full Simo after the aquisition. We have sold more high voltage motors – one of our best selling products at the facility, and signed on more customers located farther away from Xi’an in other provinces such as Shandong, Sichuan, Hubei provinces. In an effort to meet customer requirements, improve customer satisfaction, and shorten the product delivery time, starting in the third quarter, the Company has made a major change by shifting some of its product deliveries from railroad shipping to truck shipping. Although truck shipping is a more expensive method of transportation, it is faster and can help the Company to respond to customer demand at a faster rate, ensuring timely delivery of its products and helping the Company gain market share. Additionally, the high voltage motors usually require special handling and are mainly transported by truck shipping. As more of our customers buying high voltage motors are located long distances from the manufacturing site, it further increases shipping costs due to distance.  Another major factor that contributed to higher SG&A costs is associated with the production start-up at our new plant in Shanghai, which had not yet begun start up until the fourth quarter of 2009.

During the nine months ended September 30, 2010, management also increased the reserve for accounts receivables by $1.89 million according to our accounts receivable aging policy, which also contributed to a higher SG&A expense.

However, as a percentage of total sales, the SG&A expenses this period is slightly below that of the same period in last year, benefiting from the economies of scale. Operating margin slightly declined to 24.3% in the current period from 25.8% in the same nine-month period one year ago, mainly due to lower gross margin.

Other Income, Net

Other income, net, was $3.19 million in the nine months ended September 30, 2010, compared with $3.70 million in the nine months ended September 30, 2009. The other income mainly consists of income from recycling scrap materials and selling production waste, a government subsidy representing a 2.5% tax rate reduction granted to Harbin Tech Full to encourage its high-technology related businesses, and sometimes government grant or awards.

Loss from Disposal of Subdivision

During the second quarter of 2010, Xi’an Tech Full Simo sold its equity interests in three of its non-wholly-owned subsidiaries. As a result of the dispositions, a net loss of $623,158 was recorded in loss from disposal of subdivisions, net of income taxes, in the Company’s Consolidated Statements of Operations.

Interest Expense

Net interest expense was $3.76 million for the nine months ended September 30, 2010. This included $1.80 million in amortization of debt discount and debt issuance costs in connection with the Company’s 2012 Notes issued in 2006, $2.37 million interest expense and $0.54 million in interest income. This compares to net interest expense of $10.76 million for the nine months ended September 30, 2009, which included a $10.22 million amortization of debt discount, of which $6.60 million was related to the debt repurchase, and $1.18 million to amortization of debt issuance costs, of which $0.68 million was related to the debt repurchase. See Note 14 for a breakdown of interest expense.

Income Taxes

The income tax provision was $11.15 million for the nine months ended September 30, 2010, compared with $4.48 million for the same period of 2009. The year-over-year increase in income tax was mainly attributable to the taxable income contributed by Xi’an Tech Full Simo which was acquired in October 2009, higher income due to the start-up of Shanghai Tech Full in the fourth quarter of 2009, and higher income at our Harbin and Weihai facilities.

LIQUIDITY AND CAPITAL RESOURCES

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potentially debt and equity, which support major acquisitions and capital investments for business growth.

As of September 30, 2010, cash and cash equivalents were $55.53 million, compared to $92.90 million as of December 31, 2009. Cash provided by operating activities totaled $79.18 million for the nine months ended September 30, 2010, compared to $37.45 million for the same period in 2009. Net cash used in investing activities totaled approximately $111.73 million, compared to $9.45 million for the nine months ended September 30, 2009.  Total cash used in financing activities amounted to $5.87 million for the nine months ended September 30, 2010, compared with the total cash provided by financing activities of $78.48 million in the same period of 2009.

Cash Provided by Operating Activities

Cash provided by operating activities totaled $79.18 million for the nine months ended September 30, 2010. The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Financing Activities

For the nine months ended September 30, 2010, cash used in financing activities totaled $5.87 million, including $29.57 million repayment to short term loan and notes payable – short term, $9.10 million principle repayment to the 2012 Notes, and $32.21 million proceeds from short term loans and notes payable – short term.

On August 29, 2006, the Company, Advanced Electric Motors, Inc. (“AEM”), Citadel Equity Fund Ltd. (“Citadel”), and Merrill Lynch International (“Merrill Lynch”) and, together with Citadel, the “Investors”) entered into a purchase agreement (the “Purchase Agreement”) relating to the purchase and sale of (a) $50.0 million aggregate principal amount of the Company’s Guaranteed Senior Secured Floating Rate Notes (collectively, the “Notes”) and (b) fully detachable warrants (the “Warrants”) to purchase an aggregate of 3,487,368 shares of our common stock. The transaction closed on August 30, 2006. Interest on the Notes was payable semi-annually in arrears, commencing March 1, 2007.

The Notes were governed by an indenture, dated August 30, 2006, entered among the Company, AEM, as guarantor, and The Bank of New York, as trustee for the Notes (the “Indenture”). Of the $50.0 million aggregate principal amount of the Notes, Citadel subscribed to $38.0 million of the principal amount of the Notes, which were scheduled to mature on September 1, 2012 (the “2012 Notes”), and Merrill Lynch subscribed to $12.0 million of the principal amount of the Notes, which were scheduled to mature on September 1, 2010 (the “2010 Notes”). Pursuant to the Indenture, AEM has agreed, and all of our other existing and future subsidiaries (other than subsidiaries domiciled in the People’s Republic of China) are obligated, to guarantee, on a senior secured basis, to the Investors and to the trustee the payment and performance of our obligations.

The 2010 Notes bore interest, payable semi-annually in arrears, commencing March 1, 2007, at a rate equal to LIBOR plus 4.75%. The 2010 Notes were subject to mandatory redemption semi-annually commencing March 1, 2008 in the principal amount $2,000,000 at a price equal to 100% of such principal amount.

In 2009, the Company repurchased the unpaid portion of the 2010 Notes and repurchased part of the 2012 Notes.

During the nine months ended September 30, 2010, the Company repaid a total of $9.1 million principal amount of the 2012 Notes. As of September 30, 2010, the 2012 Notes were completely paid off.

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

As of September 30, 2010, a total of 366,697 Second Tranche 2012 Warrants remained outstanding. In October 2010, a total of 183,349 warrants were exercised and the Company received $1,987,503 in cash for the warrant exercise. After this exercise, there are 183,348 warrants outstanding.

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

On July 29, 2010, the Company received the $15 million loan from Abax. This loan was used to pay down debt and to support our capital expenditures and working capital.

Investment Activities

Net cash used in investing activities totaled approximately $111.73 million for the nine months ended September 30, 2010, including the remaining payment totaled approximately $27.95 million for the acquisition of Xi’an Tech Full Simo, a payment of $27.68 million for acquiring remaining interests of non-wholly owned subsidiaries under Xi’an Tech Full Simo, and capital expenditures totaled $57.57 million.

On October 2, 2009, Harbin Tech Full, a wholly-owned subsidiary of the Company, entered  into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Xi’an Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Xi’an Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which was 99.94% owned by Xi’an Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real-estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts, and external investments owned by Simo Motor for a purchase price of equal to no less than six (6) times and no more than eight (8) times the 2008 audited net profits of Simo Motor. Pursuant to the Agreement, Harbin Tech Full was required to make a payment to the Selling Shareholders equivalent to six (6) times the 2008 audited net profit of Simo Motor within ten (10) business days after the effectiveness of the Agreement. The Agreement also provided that upon verification of the assets and capital of Simo Motor within seven months of the closing date of the acquisition, Harbin Tech Full may be required to make an additional payment to the Selling Shareholders in an amount not to exceed two (2) times the 2008 audited net profit of Simo Motor.

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

On June 3, 2010, Xi’an Tech Full Simo entered into four Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of four subsidiaries of Xi’an Tech Full Simo pursuant to which Xi’an Tech Full Simo agreed to acquire all of the equity interests of these subsidiaries that were not held by Xi’an Tech Full Simo. Pursuant to these Share Purchase Agreements, effective April 1, 2010, Xi’an Tech Full Simo would own 100% of the outstanding equity of the four subsidiaries. These transactions were closed in the months of June and July 2010. The aggregate purchase price paid by Xi’an Tech Full Simo for these equity interests is $27.60 million (RMB188.2 million), of which $26.50 million was paid in May and June 2010 with remaining $1.1 million paid in July 2010.

In addition, on June 3, 2010, Xi’an Tech Full Simo entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Xi’an Tech Full Simo pursuant to which Xi’an Tech Full Simo agreed to sell its equity interests in such subsidiaries to these shareholders. Pursuant to these three Share Purchase Agreements, effective April 1, 2010, Xi’an Tech Full would no longer own any of the outstanding equity of the three subsidiaries. These transactions were closed in the months of June and July 2010. The aggregate sales price received by Xi’an Tech Full Simo for these equity interests is $1.84 million (RMB12.55 million). We received $0.72 million in June 2010 and the remaining $1.12 million received in July 2010.

Contractual Obligations

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

In October 2008, the Company, through its then wholly-owned subsidiary Advanced Automation Group, LLC (“AAG”), formed Advanced Automation Group Shanghai, Ltd. (“AAG Shanghai”), a wholly-owned subsidiary in China, to design, develop, manufacture, sell and service custom industrial automation controllers for linear motors. The registered capital is $1 million. AAG has invested $800,000 in AAG Shanghai through September 30, 2010.

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

On August 25, 2010, Advance Automation Group, LLC, a Delaware limited liability company (“AAG”) and an indirect wholly owned subsidiary of Harbin Electric, Inc. (the “Company”), the Company, Shelton Technology, LLC, a Michigan limited liability company (“Shelton”) and Ms. Julie Chen, entered into an Option Exercise Agreement (“Option Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, pursuant to which the Company exercised the right, previously granted to the Company under a letter agreement dated April 9, 2007 between the Company and Shelton, as amended on December 11, 2008, April 21, 2009 and December 7, 2009, to require Shelton to contribute all right, title and interest in and to its proprietary technologies, product designs, electric assembly manufacturing techniques and U.S. customer accounts (“Intellectual Properties”) to AAG in consideration for a limited liability company interest in AAG entitling Shelton to a 49% share of AAG’s profits, losses, and distributions of its assets, in accordance with AAG’s limited liability company agreement.

In connection with the Option Agreement, on August 25, 2010, Advanced Electric Motors, Inc., a Delaware corporation (“AEM”) and a wholly owned subsidiary of the Company, entered into an Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, with Shelton whereby (i) Shelton agreed to contribute all right, title and interest in and to its Intellectual Properties to AAG in consideration for a membership interest in AAG entitling Shelton to receive 49% of any profits earned by AAG through the terms of the LLC Agreement; and (ii) AEM agreed to contribute all of AAG’s assets (subject to all of the liabilities of AAG) with fair market value of $3 million in consideration for a membership interest in AAG entitling AEM to receive 51% of any profits earned by AAG through the terms of the LLC Agreement. The Intellectual Properties have been valued at $2,882,353 and the Company, through AEM, has previously contributed a total of $2 million to AAG with the remaining $1 million to be paid by AEM to AAG prior to December 31, 2011.

The Company enters into non-cancelable purchase commitments with its vendors. As of September 30, 2010, and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling $584,064 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in out internal control over financial reporting that occurred during the third quarter of 2010 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over finacial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Ten punitive shareholder class action complaints have been filed against Harbin and/or certain officers and directors thereof in connection with the October 10, 2010 non-binding proposal made by Mr. Tianfu Yang and Baring for Mr. Yang and the Baring Fund to acquire all of the outstanding shares of Common Stock of Harbin not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, subject to certain conditions (the “Yang Proposal”). In each complaint, the plaintiffs challenge the Yang Proposal and allege, among other things, that the consideration to be paid in such proposal is unfair and inadequate. The complaints seek, among other relief, to enjoin defendants from consummating the Yang Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders. Seven of these complaints were filed in the State of Nevada, and the remaining complaints were filed in the State of New York. We have reviewed the allegations contained in the various complaints and believe they are without merit. We intend to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

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

Our revenues in the third quarter of 2010 increased by 133% from the third quarter of 2009 and 85% in the year ended December 31, 2009 versus the year ended December 31, 2008. However, it is unlikely that we will maintain such growth in the long term and we cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems as well as our financial resources. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. In addition, we may require additional financial resources to fund our growing working capital needs. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our future operations and cash flows.

As of September 30, 2010, our PRC subsidiaries had a total of approximately $52.88 million loans outstanding. These loans were obtained from local PRC banks and unrelated individual companies. They are used to support our working capital. On July 29, 2010, we borrowed $15 million pursuant to the Loan Agreement we entered into on July 28, 2010 with Abax.  This loan was used to pay down debt and to support our capital expenditures and working capital. These obligations could have important consequences to you. For example, they could:

●	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

●	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

●	in the case of the Notes, expose us to interest rate fluctuations because the interest rate for the Notes is variable; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

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

Covenants in the Loan Agreement with Abax restrict our ability to engage in or enter into a variety of transactions.

Our Loan Agreement with Abax contains certain covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, alter our corporate structure, transfer substantially all of our assets, incur liens, and engage in transactions with affiliates. The Loan Agreement also requires us to maintain certain financial ratios. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other corporate opportunities and to fund our operations.

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

Revenue from one customer (China National Petroleum Corporation) accounted for more than 10% of the net revenue for the three months ended September 30, 2010. No customer accounted for more than 10% of the net revenue for the nine months ended September 30, 2010. The loss of this major customer would adversely affect our revenues and profitability.

We depend on the supply of raw materials and key component parts, and any adverse changes in such supply or the costs of raw materials may adversely affect our operations.

No vendor accounted for more than 10% of the raw material purchases for the three months ended September 30, 2010. Three major vendors provided approximately 44% of the Company’s purchases of raw materials for the three months ended September 30, 2009. No vendor accounted for more than 10% of the raw material purchases for the nine months ended September 30, 2010. Four major vendors provided approximately 74% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for 40%, 13%, 11%, and 10%, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

We may experience material disruptions to our manufacturing operation.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

●	unscheduled maintenance outages;

●	prolonged power failures;

●	an equipment failure;

●	disruptions in the transportation infrastructure including roads, bridges, railroad tracks;

●	fires, floods, earthquakes, or other catastrophes; and

●	other operational problems.

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

The PRC economy has experienced rapid growth. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the cost of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such policies can lead to a slowing of economic growth. Recently, the People’s Bank of China, the PRC’s central bank, raised interest rates and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

Our financial results may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai Tech Full Simo Motor Co. Ltd. and Xi’an Tech Full Simo Motor Co., Ltd., and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full Electric Co., Ltd., Shanghai Tech Full Electric Co., Ltd., and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full Electric Co., Ltd. were subject to a 10% preferential tax rate until December 31, 2010. Our operations under Shanghai Tech Full Electric Co., Ltd. were subject to 0% preferential tax rate in 2009 and is subject to 11% in 2010. Our operations under Xi’an Tech Full Simo Motor Co., Ltd. were subject to a 15% preferential tax rate. As a result, the estimated tax savings for the nine months ended September 30, 2010, and 2009 amounted to $9,383,605 and $4,973,700, respectively. The estimated tax savings for the three months ended September 30, 2010, and 2009 amounted to $2,885,903 and $2,111,267, respectively.  Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

There can be no assurance that any definitive offer will be made with respect to the proposal made by Mr. Yang and Baring to acquire all of our outstanding common stock not held by Mr. Yang and his affiliates, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an effect on the market price of our common stock.

On October 10, 2010, our Board of Directors, or the Board, received the proposal from Mr. Tianfu Yang and Baring described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The public announcement of the proposal affected the Company’s stock price. There can be no assurance that any definitive offer will be made with respect to the proposal made by Mr. Yang and Baring, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our Common Stock, or changes in the proposal, as well as the commencement and conduct of the litigation regarding the proposal described in Part II, Item 1, “Legal Proceedings” would likely have an effect on the market price of our Common Stock.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 35.20% of our issued and outstanding common stock as of September 30, 2010. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Item 6.  Exhibits

The exhibits listed on the Exhibit Index are being furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: November 9, 2010	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing

10.1	Loan Agreement dated July 28, 2010, by and between the Company and Abax Emerald Ltd.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2010 and incorporated herein by reference.

10.2	Option Exercise Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between the Company, Advance Automation Group, LLC, Shelton Technology, LLC and Ms. Julie Chen.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

10.3	Amended and Restated Limited Liability Company Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between Advanced Electric Motors, Inc. and Shelton Technology, LLC.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.