Form 10-K
period 2010-12-31
Harbin Electric, Inc
filed 2011-03-16
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐      No    ☒

The aggregate market value of the voting stock held on June 30, 2010 by non-affiliates of the registrant was $312,783,670 based on the closing price of $16.65 per share as reported on The NASDAQ Stock Market LLC on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

As of March 11, 2011, 31,250,820 shares of the registrant’s Common Stock, $0.00001 par value were outstanding.

Documents Incorporated by Reference: None.

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

PART I.

ITEM 1. BUSINESS

Overview

Harbin Electric, Inc. (“Harbin Electric”) is a holding company incorporated in Nevada with its principal place of business based in the People’s Republic of China (“PRC”). Through our U.S. and China-based subsidiaries, we design, develop, manufacture, supply, and service a wide range of electric motors including linear motors, specialty micro-motors, and industrial rotary motors, with a focus on innovation, creativity, and value-added products. We sell our products principally in China, but also to certain international markets. The terms “Harbin,” “Harbin Electric,” “we,” “Company,” “us” and “our” and similar terms refer to Harbin Electric and its subsidiaries, unless otherwise expressly stated or the context requires otherwise.

We currently operate the following four manufacturing facilities in China:

•
Harbin Tech Full Electric Co., Ltd. (“Harbin Tech Full”), a wholly owned subsidiary of the Company, is located in the government-designated Development Zone in the city of Harbin with approximately 50,000 square meters of land and manufactures linear motors and linear motor integrated systems.

•
Shanghai Tech Full Electric Co., Ltd. (“Shanghai Tech Full”), a wholly owned subsidiary of the Company, is located in the Shanghai Zhuqiao Airport Industrial Zone with 40,800 square meters of land and manufactures specialty micro-motors.

•
Weihai Tech Full Simo Motor Co., Ltd. (“Weihai Tech Full”), a wholly owned subsidiary of the Company, is located in Weihai with approximately 150,000 square meters of land and primarily manufactures small to medium sized industrial rotary motors.

•
Xi’an Tech Full Simo Motor Co., Ltd. (“Xi’an Tech Full Simo”), a wholly owned subsidiary of the Company, was acquired in October 2009 and manufactures primarily medium to large sized industrial rotary motors. Xi’an Tech Full Simo is located in Xi’an city’s Economy and Technology Development Zone and occupies approximately 200,000 square meters of land.

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

Significant Developments

On October 10, 2010, our Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin not currently owned by Mr. Yang and his affiliates in a going private transaction for $24.00 per share in cash, subject to certain conditions. Mr. Yang owns 30.9% of our Common Stock. The proposal letter stated that Mr. Yang and Baring intended to form an acquisition vehicle for the purpose of completing the acquisition and that they intended to finance the acquisition with a combination of debt and equity capital. The proposal letter also stated that Goldman Sachs (Asia) LLC (“Goldman”) is acting as financial advisor to the acquisition vehicle to be formed by Mr. Yang and Baring and that Goldman had informed Mr. Yang and Baring that it is highly confident that the underwriting and arranging of commitments for the debt financing needed to complete the transaction can be done. The proposal letter further stated that the equity portion of the financing would be provided by Mr. Yang, the Baring Fund and related sources. On October 10, 2010, our Board of Directors formed a special committee of independent directors (the “Special Committee”) to evaluate and consider this proposal and any other alternative proposals or other strategic alternatives that may be available to the Company.

On November 19, 2010, Mr. Yang submitted to our Board a non-binding modification letter (the “Modification Letter”) modifying the proposal presented to the Board on October 10, 2010.  The Modification Letter stated that Mr. Yang would no longer have an exclusive relationship with Baring, thereby allowing Mr. Yang to pursue alternative financing for the proposed going private transaction; and that Baring would have the opportunity (but not the obligation) to provide up to 10% of the financing for the proposed going private transaction. The Modification Letter stated that it was the intent of Mr. Yang that the alternative financing would be in place by the time the definitive transaction agreement was executed.

Since being formed, the Special Committee has engaged legal and financial advisors.  The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating any proposal presented by Mr. Yang as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

On October 2, 2009, Harbin Tech Full entered into an Equity Acquisition Agreement (the “Agreement”) with Xi’an Simo Electric Co. Ltd. (“Simo”) and Shaanxi Electric Machinery Association (“Shaanxi Electric” and collectively with Simo, the “Selling Shareholders”) whereby Harbin Tech Full agreed to acquire (i) 100% of the outstanding shares of Xi’an Simo Motor Incorporation (Group) (“Simo Motor”), which is 99.94% owned by Simo and 0.06% owned by Shaanxi Electric, and (ii) all corresponding assets of Simo Motor, including but not limited to, all of the manufacturing equipment, real estate, land use rights, stocks, raw materials, automobiles, intellectual property, receivables, other receivables, payables, business contracts and external investments owned by Simo Motor for an aggregate price of up to RMB 763,179,799 (approximately US$112 million) payable in cash. The acquisition also included 15 wholly-owned and 8 partially-owned subsidiaries by Simo Motor. As a result, the Company’s ownership to Simo Motor and all subsidiaries averaged to 87.2%. The remaining 12.8% was owned by noncontrolling shareholders. The transaction was closed on October 13, 2009 and the name of Simo Motor was changed to Xi’an Tech Full Simo Motor Co., Ltd.

On October 22, 2009, Harbin Tech Full paid RMB 572,700,000 (approximately US$84 million) to the selling shareholders of Simo Motor. On January 25, 2010, after verification of the assets and capital of Simo Motor, Harbin Tech Full paid an additional RMB 190.5 million (approximately US$27.9 million) to the selling shareholders of Simo Motor pursuant to the Agreement. The acquisition of Xi’an Tech Full Simo had been fully paid for after this payment pursuant to the Agreement.

On June 3, 2010, Simo Motor entered into four Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of four subsidiaries of Simo Motor pursuant to which Simo Motor agreed to acquire all of the equity interests of these subsidiaries that were not currently held by Simo Motor.  Pursuant to these Share Purchase Agreements, effective April 1, 2010, Simo Motor owns 100% of the outstanding equity of Xi’an Tech Full Lamination Co., Ltd. (“Lamination”), Xi’an Simo A’Da Motor Co., Ltd. (“A’Da Motor”), Xi’an Tech Full Simo Moulds Co., Ltd. (“Moulds”) and Xi’an Tech Full Simo Transportation Co., Ltd. (“Transportation”).  The aggregate purchase price paid by Simo Motor for these equity interests in Lamination, A’Da Motor, Moulds and Transportation is RMB188.2 million (US$27.60 million).

In addition, on June 3, 2010, Simo Motor entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Simo Motors pursuant to which Simo Motor agreed to sell its equity interests in such subsidiaries to these shareholders.  Pursuant to these Share Purchase Agreements, effective April 1, 2010, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo Electric Co., Ltd. (“Electric”), Xi’an Simo Science and Technology Development Co., Ltd. (“Science and Technology”) and Xi’an Simo Imports and Exports Co., Ltd. (“Imports and Exports”).  The aggregate sales price received by Simo Motor for these equity interests in Electric, Science and Technology and Imports and Exports is RMB12.55 million (US$1.84 million).

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

On August 25, 2010, the Company, AAG, Shelton, and Ms. Julie Chen, entered into an Option Exercise Agreement (“Option Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, pursuant to which the Company exercised the right, previously granted to the Company under the Original Agreement between the Company and Shelton, as amended on December 11, 2008, April 21, 2009 and December 7, 2009, to require Shelton to contribute all right, title and interest in and to its proprietary technologies, product designs, electric assembly manufacturing techniques and U.S. customer accounts (“Intellectual Properties”) to AAG in consideration for a limited liability company interest in AAG entitling Shelton to a 49% share of AAG’s profits, losses, and distributions of its assets, in accordance with AAG’s limited liability company agreement.

In connection with the Option Agreement, on August 25, 2010, Advanced Electric Motors, Inc., a Delaware corporation (“AEM”) and a wholly owned subsidiary of the Company, entered into an Amended and Restated Limited Liability Company Agreement (“Restated Agreement”) dated as of August 25, 2010 and effective as of July 1, 2010, with Shelton whereby (i) Shelton agreed to contribute all right, title and interest in and to its Intellectual Properties to AAG in consideration for a membership interest in AAG entitling Shelton to receive 49% of any profits earned by AAG through the terms of the Restated Agreement; and (ii) AEM agreed to contribute all of AAG’s assets (subject to all of the liabilities of AAG) with fair market value of $3 million in consideration for a membership interest in AAG entitling AEM to receive 51% of any profits earned by AAG through the terms of the Restated Agreement. The Intellectual Properties have been valued at $2,882,353 and the Company, through AEM, has previously contributed a total of $2 million to AAG with the remaining $1 million to be paid by AEM to AAG prior to December 31, 2011.

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

•
Further Grow Market Share in Linear Motor Market. We are expanding our customer base by developing new products for existing and new customers. We successfully developed a “Tower Type Oil Pump” driven by permanent magnetic linear motors for the oil industry. We also designed the Cylinder Permanent Magnetic Linear Servo Motor which can be applied in many different applications including printers, air compressors and food slicers. We have participated in a joint project to build China’s first coal transportation line using the linear motor propelled freight train. We have successfully developed a LM propulsion system for the first “Made in-China” LM driven metro train to support the build-up of urban mass transportation system across China;

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

MANUFACTURING PROCESS

We employ state-of-the-art manufacturing equipment, production lines, inspection and testing equipment, and quality control systems at our manufacturing facilities. Our Harbin and Shanghai manufacturing facilities are constructed following the international standards that enable us to meet the demands of high quality engineering to ensure product reliability and durability. We are expanding and upgrading our acquired Weihai and Xi’an facilities by constructing new factories and adding new and more efficient production equipment in these facilities. All of our facilities in the PRC have extra spaces that can accommodate capacity expansion.

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

We are actively exploring the international markets for our products and developing business outside of China. We have established a majority-owned subsidiary in the U.S. - Advance Automation Group, LLC. This subsidiary serves as the company’s research and development center that is specialized in industrial automation controller technology. Through this subsidiary, we believe that we can capitalize on the U.S.-based world class development expertise and a China-based electric motor manufacturing capability, expand our business into the industrial automation controller market, and enhance Harbin Electric’s existing R&D projects. We expect that this project will also provide us greater reach into the U.S. and international markets. We also have an executive office in the U.S. that supports our sales and customer relationship management.

See Note 17 to our Consolidated Financial Statements for information with respect to the geographic markets in which we operate and generate revenue.

SOURCES AND AVAILABILITY OF RAW MATERIALS (VENDORS)

The raw materials used by us are mainly semi-finished products and component materials including fans, radiators, silicon steel sheet, cast iron, aluminum, enameled copper wire, metal plating, and control cabinets. We believe that alternative sources are available for such materials other than our current suppliers.

No vendor provided more than 10% of the Company’s raw materials for the year ended December 31, 2010. One major vendor provided approximately 16% of the Company’s raw materials for the year ended December 31, 2009. Two major vendors provided approximately 39% of the Company’s raw materials for the year ended December 31, 2008, individually accounting for 23% and 16%, respectively. The Company’s accounts payable to these vendors was $0, $0, and $1,055,730 at December 31, 2010, 2009, and 2008, respectively.

CUSTOMERS

No customer accounted for more than 10% of the total revenues for the fiscal year ended December 31, 2010. Two major customers accounted for approximately 22% of the net revenue for the fiscal year ended December 31, 2009, individually accounting for 12% (Daqing Xinchengtai Technology Co., Ltd.) and 10% (Jiangsu Liyang Car Seat Adjuster Factory), respectively.   At December 31, 2009, the total receivable balance due from these two customers was $22,835,846, representing 24% of total accounts receivable. Three major customers accounted for 43% of the net revenue for the fiscal year ended December 31, 2008, with each customer individually accounting for 16% (Jiangsu Liyang Car Seat Adjuster Factory), 15% (Daqing Xinchengtai Technology Co., Ltd.) and 12% (Guiyang Putian Logistic Co., Ltd.), respectively. At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable.

RESEARCH AND DEVELOPMENT

We recruit talent world-wide. Our in-house Research & Development team is made of top researchers and engineers with diverse experience and specializations in linear motors, micro motors, automotive motors, automations and controllers, as well as in manufacturing technologies and processes. We have developed many new products and own numerous patents in China including twenty patents related to our LM and automobile specialty micro-motors products as of December 31, 2010. Our product design and development work includes both the development of new products and the modification of existing products. Development work is also conducted to improve manufacturing processes. Our strategy is to leverage the in-house product research and development capability with outside research from China’s scientific research institutions.

We collaborate closely with various scientific research institutions to advance development of new products and manufacturing processes. For example, one of our joint research and development projects was the program with Zhejiang University where we jointly developed a Permanent Magnetic Synchronization Servo Motor used for a meat and food slicer in the food industry. We have also successfully developed a high efficiency LM propulsion system for LM propelled metro train working jointly with the Institute of Electrical Engineering of the Chinese Academy of Sciences (“IEECAS”) and Changchun Railway Vehicles Co. Ltd. (“CRC”), Changchun, China. We have on-going relationships with Zhejiang University, Shanghai Micro-Motors Research Institute, and IEECAS.

Costs associated exclusively with research, new product development, and product improvements are treated as expenses when incurred and amounted to $3,423,386, $2,093,366, and $1,170,169 for the years ended December 31, 2010, 2009 and 2008, respectively.

EMPLOYEES

As of December 31, 2010, the Company had a total of approximately 4430 employees. We believe that we have good working relationships with our employees, most of whom are located in Harbin, the capital of Heilongjiang Province, Weihai, a coastal city in Shandong Province, Xi’an, the capital of Shaanxi Province, and Shanghai. We are not a party to any collective bargaining agreements, and none of our employees are subject to collective bargaining agreements.

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

Our revenues increased by 91% for the year ended December 31, 2010 versus the year ended December 31, 2009, and 85% in 2009 over 2008. However, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of December 31, 2010, we had a USD$35 million loan facility and an RMB100 million (approximately USD$15 million) loan facility under a Term Loan Facility Agreement with China Development Bank Corporation Hong Kong Branch as lender (“CDB”). Additionally, our PRC subsidiaries had a total of approximately $29.5 million short term loans outstanding as of December 31, 2010. These loans were obtained from local PRC banks and unrelated third parties.  These obligations could have important consequences to you. For example, they could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	expose us to interest rate fluctuations because the interest rates for the two loan facilities are variable; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, we may be forced to sell at an unfavorable price. We may be unable to obtain financing or sell assets on satisfactory terms, or at all, which could cause us to default on our debt service obligations and be subject to foreclosure on such loans.

Additionally, we could incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify.

Covenants in the CDB Agreement may restrict our ability to engage in or enter into a variety of transactions.

The Term Loan Facility Agreement (the “CDB Agreement”), dated as of November 22, 2010, between us and CDB   as lender, contains various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to, among other things, create liens on our assets, merge, consolidate, transfer substantially all of our assets, give guarantees or indemnities, engage in any transaction that results in Mr. Yang and certain of his affiliates being the beneficial owner of less than 30% of our outstanding common stock, and engage in certain transactions that result in a change in the majority of our Board of Directors from those in office on the date of the CDB Agreement. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities.

A covenant in the CDB Agreement may cause the facility be cancelled upon 30 days notice at the discretion of the Lender.

Pursuant to the CDB Agreement, if a Change of Control of our company occurs, at the discretion of CDB, the facilities may be cancelled and all outstanding amounts under such facilities may become immediately due and payable with no less than 30 days notice.  For purposes of the CDB Agreement, a Change of Control shall be deemed to occur if (i) our chairman and chief executive officer, Mr. Tianfu Yang, ceases to be the beneficial owner, directly or indirectly, of at least thirty percent of our outstanding capital stock (ii) we merge, consolidate, sell substantially all of our assets in a transaction other than with Mr. Tianfu Yang and certain of his affiliates, (iii) individuals who on the date of the CDB Agreement constitute our Board of Directors  (together with any  new directors  whose election  or appointment by such board or whose nomination for election by our shareholders is approved by a vote of not less than three-fourths of the directors then still in office who are either directors on the date of the CDB Agreement or whose election or nomination for election has been previously so approved) cease for any reason to constitute a majority of our Board of Directors then in office or (iv) our shareholders approve a plan of liquidation or dissolution.

A default in our Term Loan Facility Agreement may cause CDB to foreclose on the pledge of common stock made by Mr. Yang as security for our obligations under the Term Loan Agreement, which could result in a change of control of our company.

Our obligations under the CDB Agreement are secured by a pledge of shares of common stock of the Company owned by its Chairman and Chief Executive Officer, Tianfu Yang.  On November 22, 2010, Mr. Yang entered into a Security and Pledge Agreement (the “Pledge Agreement”) with CDB, pursuant to which, Mr. Yang agreed to pledge 7,000,000 shares of common stock to CDB to secure the loans.  Under the Pledge Agreement, Mr. Yang may also be obliged to pledge to CDB, under certain circumstances, additional shares of common stock owned by him and, to the extent such additional shares are not sufficient, cash.  In the event that we were to default on the CDB Agreement and CDB were to foreclose on the shares pledged by Mr. Yang and cause such shares to be sold in order to satisfy our obligations under the CDB Agreement, this could result in a change of control of our company.

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

No vendor accounted for more than 10% of the raw material purchases for the year ended December 31, 2010. One and two major vendors provided approximately 16% and 39% of the Company’s purchases of raw materials for the years ended December 31, 2009 and 2008, respectively. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies was 33% before January 1, 2008. On January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”), such as Weihai Tech Full and Xi’an Tech Full Simo, and Foreign Invested Enterprises (“FIEs”), such as Harbin Tech Full, Shanghai Tech Full, and Advanced Automation Group Shanghai, Ltd. The new standard EIT rate of 25% is now applicable to both DES and FIEs. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Our operations under Harbin Tech Full were subject to a 10% preferential tax rate for the fiscal year ended December 31, 2009 and 2010. Our operations under Shanghai Tech Full were subject to 0% preferential tax rate from 2008 to 2009 and 11% in 2010. Our operations under Xi’an Tech Full Simo are subject to a 15% preferential tax rate. Weihai Tech Full has been subject to the standard 25% tax rate. As a result, the estimated tax savings for the year ended December 31, 2010, 2009, and 2008 amounted to approximately $9.9 million, $8.6 million, and $6.0 million, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. We do not have any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may be adversely affected.

We and our independent registered public accounting firm, in connection with management's assessment of and the audit of our internal control over financial reporting as of December 31, 2010, identified five material weaknesses in our internal control over financial reporting. The material weakness identified were attributable to Xi’an Simo, a former State-Owned-Enterprise ("SOE") the Company acquired in October 2009, which rendered our internal control over financial reporting ineffective on the consolidated level.  Despite significant improvements achieved in its internal control systems, due to its very short history of being part of a U.S. public company, large size, many subsidiaries located away from its headquarters, and limited time to integrate it with the Company, material weaknesses in its internal control over financial reporting were not completely eliminated at Xi’an Simo as of December 31, 2010. The material weaknesses identified by the management at Xi’an Simo are described below.

•
Control activities related to bank reconciliation – At Xi’an Simo, the bank reconciliation for various bank accounts were not prepared accurately which impacted the valuation and existence of the cash in bank as of December 31, 2010.

•
Control activities related to the reconciliation and classification of notes receivable – At Xi’an Simo, notes receivables endorsed as payment to third parties were not properly recorded, resulting in a discrepancy between the physical notes receivables on hand and the general ledger. Additionally, the improper classifications of transactions has impacted the completeness, and valuation of accounts payable / advance to suppliers and notes receivable balances at the year ended December 31, 2010 at Xi’an Simo.

•
Control activities related to the calculation of provision of income tax – At Xi’an Simo, due to ambiguities in the PRC tax rules, the temporary and permanent differences in tax amounts were not properly identified.

•	Control activities related to valuation of inventory allowance – At Xi’an Simo, slow moving inventories that had not been used over a year were not properly evaluated for inventory allowance.

•	Control activities related to inventory recording –– At Xi’an Simo, inventory movement between manufacturing facilities and sales entities were not timely and properly recorded on the general ledger.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have taken measures and plan to continue to take measures to remedy these deficiencies. However, the implementation of these measures may not fully address the control deficiencies in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, may be materially and adversely affected.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

There can be no assurance that any definitive offer will be made with respect to the proposal made by Mr. Yang to acquire all of our outstanding common stock not held by Mr. Yang and his affiliates, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an effect on the market price of our common stock.

On October 10, 2010, our Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin not currently owned by Mr. Yang and his affiliates in a going private transaction for $24.00 per share in cash, subject to certain conditions. Mr. Yang owns 30.9% of our Common Stock. The proposal letter stated that Mr. Yang and Baring intended to form an acquisition vehicle for the purpose of completing the acquisition and that they intended to finance the acquisition with a combination of debt and equity capital. The proposal letter also stated that Goldman Sachs (Asia) LLC (“Goldman”) is acting as financial advisor to the acquisition vehicle to be formed by Mr. Yang and Baring and that Goldman had informed Mr. Yang and Baring that it is highly confident that the underwriting and arranging of commitments for the debt financing needed to complete the transaction can be done. The proposal letter further stated that the equity portion of the financing would be provided by Mr. Yang, the Baring Fund and related sources.

On October 10, 2010, our Board of Directors formed a special committee of independent directors (the “Special Committee”) to evaluate and consider this proposal and any other alternative proposals or other strategic alternatives that may be available to the Company. The public announcement of the receipt of this proposal affected our stock price.

On November 19, 2010, Mr. Yang submitted to our Board a non-binding modification letter (the “Modification Letter”) modifying the proposal presented to the Board on October 10, 2010.  The Modification Letter stated that Mr. Yang would no longer have an exclusive relationship with Baring, thereby allowing Mr. Yang to pursue alternative financing for the proposed going private transaction; and that Baring would have the opportunity (but not the obligation) to provide up to 10% of the financing for the proposed going private transaction.  The Modification Letter stated that it was the intent of Mr. Yang that the alternative financing would be in place by the time the definitive transaction agreement was executed.

Since being formed, the Special Committee has engaged legal and financial advisors.  The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating any proposal presented by Mr. Yang as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation regarding the proposal described herein in “Legal Proceedings” would likely have an effect on the market price of our common stock.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 34.98% of our issued and outstanding common stock as of December 31, 2010. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Not applicable.

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

ITEM 3. Legal Proceedings

Ten shareholder class action lawsuits have been filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Five actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court; and three actions were filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal, as described further below.

On or about October 19, 2010, the Company became aware that the first of the shareholder class actions had been filed against the Company and its Board members in connection with the Proposal. Plaintiffs allege, among other things, that the proposed buyout price and the process of evaluating the Proposal are unfair and inadequate. Plaintiffs seek, among other relief, to enjoin defendants from consummating the Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s shareholders.

The Company has moved, or will move, to dismiss Plaintiffs' claims in their entirety. The Company has reviewed the allegations contained in the complaints and believes they are without merit.  The Company intends to defend the litigation vigorously.

The pending cases are listed below.

Kay Hurewitz v. Harbin Electric, Inc. et al., No. 10-OC-00489-1B (“Hurewitz”), filed in the First Judicial District Court of the State of Nevada in and for Carson City on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

Bertrand Sellier v. Harbin Electric, Inc. et al., No. 3:10-CV-00645 (“Bertrand”), filed in the United States District Court for the District of Nevada on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

Norfolk County Retirement System v. Harbin Electric, Inc. and Tianfu Yang (“Norfolk”), No. 10-35327, filed in the Supreme Court of the State of New York, Suffolk County on October 15, 2010. The complaint named the Company and Tianfu Yang as defendants.

Luis Necuze v. Harbin Electric, Inc. et al., No. A-10-627425 (“Necuze”), filed in the Eighth Judicial District Court for the State of Nevada in and for Clark County on October 15, 2010. The complaint named the Company, Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao, and Baring Private Equity Asia Group, Ltd. as defendants.

Jacqueline Elliott v. Harbin Electric, Inc. et al., No. A-10-627656-C (“Elliott”), filed in the Eighth Judicial District Court for the State of Nevada in and for Clark County on October 19, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

George Yun v. Harbin Electric, Inc. et al., No. 10-39805 (“Yun”), filed in the Supreme Court of the State of New York, Suffolk County) on October 22, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

Randolph Fisher v. Harbin Electric, Inc. et al., No. 10-OC-00498-1B (“Fisher”), filed in the First Judicial District Court for the State of Nevada in and for Carson City on October 22, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

Gerald Gould v. Tianfu Yang, No. 10-40004 (“Gould”), filed in the Supreme Court of the State of New York Suffolk County on October 25, 2010. The complaint named Tianfu Yang as a defendant..

Mark Rosen v. Harbin Electric, Inc. et al., No. 11-OC-00036-1B (“Rosen”), filed in the Second Judicial District Court for the State of Nevada in and for Washoe County on October 28, 2010. The complaint named the Company, Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao, and Baring Private Equity Asia Group, Ltd. as defendants. Plaintiff voluntarily dismissed the Company from this action and moved to transfer the action to the Eighth Judicial District Court of the State of Nevada in and for Carson City, which motion was granted.

Patrick Sweeney v. Harbin Electric, Inc. et al., No. 3:10-CV-00685 (“Sweeney”), filed in the United States District Court for the District of Nevada on November 11, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

The Company's motions to transfer the Carson City actions to Clark County, were granted. As a result, the Hurewitz, Fisher, and Rosen actions will be transferred to Clark County, where the Necuze and Elliott actions are pending.  Following this ruling, Plaintiff Sellier voluntarily dismissed his federal district court action. The Sweeney action is the only remaining Nevada action that has not been transferred to Clark County. The Company has moved to dismiss or stay the Sweeney action, which motion is pending.

The New York actions (Yun, Gould and Norfolk) have been consolidated. Plaintiffs’ counsel has filed a consolidated amended complaint naming only the Company and Tianfu Yang as defendants.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5. Market For Common Equity and Related Stockholder Matters

Our common stock commenced trading on the Nasdaq Global Market on January 31, 2007 under the ticker symbol “HRBN” and was upgraded to Nasdaq Global Select Market effective on January 4, 2010. The following table sets forth the high and low sales prices for our common stock from January 1, 2009 to March 11, 2011, as reported by the Nasdaq Global Market, and the Nasdaq Global Select Market, respectively. The closing price for shares of our common stock on March 11, 2011 was $18.40.

2011	High	Low
First Quarter*	19.74	17.10

2010	High	Low
First Quarter	26.00	16.79
Second Quarter	24.28	15.46
Third Quarter	20.50	15.26
Fourth Quarter	25.05	14.95

2009	High	Low
First Quarter	8.90	4.25
Second Quarter	16.89	6.00
Third Quarter	18.55	12.11
Fourth Quarter	22.91	15.36

* Through March 11, 2011.

Holders of Record

As of March 11, 2011, there were 27 holders of record of our common stock. The transfer agent for the common stock is StockTrans, Inc. The transfer agent’s address is 44 West Lancaster Avenue, Ardmore, PA 19003, telephone (610)-649-7300.

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

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	355,000	$13.97	403,334	(1)
Total	355,000	$13.97	403,334	(1)
(1) Includes securities available as a result of forfeited options.

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

ITEM 6. Selected Financial Data

The consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 and the consolidated balance sheet data presented below as of December 31, 2010, 2009, 2008, 2007, and 2006 are derived from our audited consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and have been audited by Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), an independent registered public accounting firm.

This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:

	Year ended December 31,
	2010(a)	2009(b)(c)(d)	2008(c)	2007(e)	2006(f)
Revenue	$426,481,250	$223,234,394	$120,820,302	$65,402,864	$40,415,777
Cost of revenue	(290,768,312)	(146,622,220)	(73,343,521)	(32,967,887)	(20,754,282)

Gross profit	135,712,938	76,612,174	47,476,781	32,434,977	19,661,495
Selling, R&D, General and administrative expenses	(42,397,533)	(20,764,873)	(13,083,604)	(8,723,685)	(5,667,260)

Income (loss) from operations	93,315,405	55,847,301	34,393,177	23,711,292	13,994,235

Net Income attributable to controlling interest	$76,815,346	$19,646,781	$25,378,699	$16,902,684	$18,438,512

Basic earnings per share attributable to controlling interest	$2.47	$0.77	$1.25	$0.99	$1.11

Diluted earnings per share attributable to controlling interest	$2.46	$0.77	$1.19	$0.91	$1.01

Dividends declared per share	—	—	—	—	—

Weighted average number of shares outstanding

Basic	31,102,634	25,568,936	20,235,877	17,082,300	16,600,451

Diluted	31,282,065	25,672,420	21,323,660	18,634,739	18,306,569

Consolidated Balance Sheet Data:

	As of December 31,
	2010	2009(g)	2008	2007	2006
Cash	$98,753,870	$92,902,400	$48,412,263	$45,533,893	$67,313,919
Accounts receivable, net	85,899,332	93,322,885	30,284,080	23,216,543	8,827,799
Inventories, net	62,843,556	74,913,877	21,960,084	2,570,929	583,287
Property, plant and equipment, net	173,074,138	156,364,548	94,931,999	23,858,035	9,219,534
Total assets	574,317,379	530,954,232	235,488,303	132,649,253	92,958,821
Total current liabilities	100,016,056	171,433,316	22,711,515	4,066,575	2,770,898
Total liabilities	151,612,586	180,457,874	60,838,968	48,032,678	47,928,577
Total stockholders’ equity	419,852,050	329,196,517	174,649,335	84,616,575	45,030,244
Noncontrolling interests	2,852,743	21,299,841	—	—	—

Footnotes to Five-Year Financial Summary

(a) In October 2009, the Company acquired Xi’an Tech Full Simo, a PRC corporation.  The 2010 results reflected a full-year contribution from this acquisition compared to only a three-month contribution in 2009.

(b) In October 2009, the Company acquired Xi’an Tech Full Simo, a PRC corporation.  The acquisition contributed $44.1 million to total sales and $4.6 million to net income attributable to controlling interest in 2009 and only included the operations for the three months ended December 31, 2009.

(c) Net income attributable to controlling interest in 2009 included special non-cash and non-recurring items totaling a net loss of $24.2 million or $(0.94) per diluted share. See Management Discussions and Analysis. Excluding these non-recurring and non-cash charges, the adjusted net income attributable to controlling interest was $43.4 million.

(d) In July 2008, the Company acquired Weihai Hengda Electric Motor (Group) Co., Ltd., a PRC corporation.  The acquisition contributed $27.6 million to total sales and $1.7 million to net income in 2008. The 2009 results reflected a full-year contribution from this acquisition compared to only six-month contribution in 2008.

(e) In June 2007, the Company acquired Harbin Taifu Auto Electric Co., Ltd., a PRC corporation through an Asset Purchase Agreement.  The acquisition contributed to the results of operations starting in the quarter ended September 30, 2007.

(f) Net income in 2006 included non-cash gains of $6.4 million “Change in Fair Value of Warrants” due to an accounting adjustment.

(g) The significant increase in accounts receivable and inventories was mainly due to the acquisition of Xi’an Tech Full Simo in October 2009.

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

Company Overview

We were incorporated under the laws of the state of Nevada and, along with our wholly-owned subsidiaries, are headquartered in Harbin, China. We design, develop, manufacture, supply, and service a wide range of electric motors, with a focus on innovation, creativity, and value-added products. Our major product lines include linear motors, specialty micro-motors, and industrial rotary motors. Our products are purchased by a broad range of customers including those customers in the energy industry, factory automation, food processing, packaging industries, power generation systems, and mass transportation and freight transportation systems, petrochemical, metallurgical, mining, textile, and agricultural industries. We supply domestic China and certain other international markets. We operate four major manufacturing facilities in China, covering approximately 450,000 meters of land, and have an employee base of approximately 4430 workers, engineers, production technicians and other employees.

Recent Events

On October 10, 2010, our Board of Directors (the “Board”) received a non-binding proposal from Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin Electric not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, subject to certain conditions (“Going Private Proposal”). Mr. Yang owns 31.1% of our Common Stock. According to the proposal letter, Mr. Yang and Baring intended to form an acquisition vehicle for the purpose of completing the acquisition and that they intend to finance the acquisition with a combination of debt and equity capital.  The proposal letter stated that Goldman Sachs (Asia) LLC (“Goldman”) is acting as financial advisor to the acquisition vehicle to be formed by Mr. Yang and Baring and that Goldman has informed Mr. Yang and Baring that it is highly confident that the underwriting and arranging of commitments for the debt financing needed to complete the transaction can be done. The proposal letter stated that the equity portion of the financing would be provided by Mr. Yang, the Baring Fund and related sources.

On November 22, 2010, the Board received a new letter from Mr. Yang regarding his previously announced proposal to take the Company private (the “Yang Proposal”). In this letter, Mr. Yang advised the Board that, by mutual agreement, Mr. Yang and Baring Private Equity Asia Group Limited (“Baring”) had amended and restated their previously announced Consortium Agreement, pursuant to which they had agreed to work together exclusively on the Yang Proposal. The amended and restated agreement between Baring and Mr. Yang provides that Baring’s participation in the Yang Proposal will consist solely of a right (but not an obligation) to provide up to 10% of the financing for the transaction, in the form of debt and/or equity and that Mr. Yang will not be restricted from seeking alternative sources of financing, in the form of debt and/or equity, for the transaction.  Mr. Yang further advised the Company that he intends to proceed with a proposal to take the Company private at the previously announced proposed price of $24.00 per share, that he would seek alternative sources of financing for the transaction, and that Goldman Sachs (Asia) LLC would continue to act as financial advisor to Mr. Yang in connection with the transaction.

Our Board of Directors has formed a special committee of independent directors to evaluate and consider this proposal and any other alternative proposals or other strategic alternatives that may be available to the Company. Since being formed, the Special Committee has engaged legal and financial advisors.  The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating any proposal presented by Mr. Yang as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Results of Operations

Management uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as special non-cash charges.  The Company’s management believes that these non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because these measures reflect the essential operating activities of Harbin Electric and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand Harbin Electric's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of Harbin Electric compensates for these limitations by providing the relevant disclosure of the items excluded.

The following is a discussion of our results of operations for the year ended December 31, 2010, and the major factors affecting these results compared to 2009 and 2008.

2010 Financial Performance Highlights

The following are some financial highlights for 2010:

•	Revenues increased $203.2 million, or 91%, to $426.5 million in 2010, from $223.2 million in 2009.
•	Gross margin was 31.8% in 2010, compared to 34.3% in 2009.
•	Income from operations increased $37.5 million, or 67%, to $93.3 million in 2010, from $55.8 million in 2009.
•	Operating margin (the ratio of income from operations to revenues, expressed as a percentage) was 21.9% in 2010, compared to 25.0% in 2009.
•	Net income attributable to controlling interest rose $57.2 million, or 291%, to $76.8 million in 2010, from $19.6 million in 2009.
•	Fully diluted net income per share attributable to controlling interest was $2.46 in 2010, as compared to $0.77 in 2009.
•	Non-GAAP adjusted net income attributable to controlling interest totaled $85.2 million, or $2.72 per diluted share, compared to $43.8 million, or $1.71 per diluted share, in 2009.
•	Net margin (the ratio of net income to revenues, expressed as a percentage) was 18.0% in 2010, compared to 8.8% in 2009.
•	Non-GAAP adjusted net margin was 20.0% in 2010, compared to 19.6% in 2009.

The following table sets forth the amounts and the percentage relationship to revenues in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31
	2010	2009	2008
Revenues	$426,481,250	$223,234,394	$120,820,302
Gross Profit	135,712,938	76,612,174	47,476,781

Gross Profit Margin	31.8%	34.3%	39.3%

Operating Income	93,315,405	55,847,301	34,393,177
Operating Margin	21.9%	25.0%	28.5%

Net Income attributable to controlling interest	76,815,346	19,646,781	25,378,699
Net Profit Margin	18.0%	8.8%	21.0%

Income Per Share attributable to controlling interest
Basic	$2.47	$0.77	$1.25

Diluted	$2.46	$0.77	$1.19

Revenue

For the year ended December 31, 2010, total revenues were $426.5 million, compared with $223.2 million in 2009 and $120.8 million in 2008. This reflects a $203.2 million or 91% year-over-year growth from 2009 to 2010, following a $102.4 million or 85% year-over-year growth from 2008 to 2009.

Years ended December 31, 2010 and 2009:

From 2009 to 2010, the $203.2 million year-over-year revenue growth was attributable to $15.7 million growth in linear motors, $20.5 million growth in specialty micro motors, $165.4 million growth in industrial rotary motors, and $1.6 million growth in sales of other products.

The $165.4 million higher revenue in industrial rotary motors in 2010 versus 2009 was due to the following factors: (i) a $144.4 million increase in sales at Xi’an Tech Full Simo reflecting full year results in 2010 versus only one quarter results in 2009 as Xi’an Tech Full Simo was acquired in October 2009; and (ii) a $21.0 million increase in sales driven by higher volume and price at Weihai Tech Full Simo. Since Xi’an Tech Full Simo was acquired in October 2009, its 2009 sales reflected only sales from the fourth quarter of that year, while its 2010 sales reflected sales from the full year. In the first three quarters of 2010, Xi’an Tech Full Simo contributed $138.5 million in sales compared to no contribution in the same period of 2009. Sales at Xi’an Tech Full Simo rose by $5.9 million in the fourth quarter of 2010 from the same period of 2009, driven by higher volume.

Linear motor sales were up $15.7 million from 2009 due to the following factors: (i) higher volume in oil pump sales (562 units in 2010 compared to 540 units in 2009, approximately $1.2 million higher sales), (ii) a $12.4 million sales increase in linear motor propulsion system for coal transportation reflecting full year results in 2010 versus only one quarter results in 2009, and (iii) higher sales volume in other linear motors. During the fourth quarter of 2009, Harbin Tech Full started to deliver linear motor propulsion systems newly developed for coal transportation trains and recorded revenue of $7.3 million. These linear motor propulsion systems contributed a total of $19.7 million in sales in 2010.

Sales of specialty micro motors in 2010 were up $20.5 million from 2009, driven primarily by higher sales volume. We also expanded our customer base and gained several new customers which contributed to the total sales increase in 2010. The overall economy was stronger in 2010 compared to 2009 with the recovery of the auto industry in China and in the world from a historical low in 2009, which increased the demand in micro-motors for auto applications.

Years ended December 31, 2009 and 2008:

The $102.4 million year-over-year revenue growth from 2008 to 2009 was attributable to $10.9 million growth in linear motors, $6.0 million growth in special micro motors, and $88.7 million growth in industrial rotary motors, which were partially offset by a $3.2 million decline in sales of other products such as armatures.

The $88.7 million higher revenues in industrial rotary motors reflect a $44.1 million contribution to revenues from Xi’an Tech Full Simo and a $44.6 million increase in sales at Weihai Tech Full Simo. Since Weihai Tech Full Simo was acquired in July 2008, its 2008 sales reflected only sales from the second half of that year while its 2009 sales reflected a full year of sales. In the first half of 2009, Weihai Tech Full Simo contributed $28 million in sales compared to no contribution in the first half of 2008. In the second half of 2009, Weihai Tech Full Simo sales grew by $16.0 million over the second half of 2008 driven by volume growth due to a strong economic recovery in China.

Linear motor sales were up $10.9 million from 2008 due to higher volumes in oil pumps sales (540 units in 2009 compared to 214 units in 2008, approximately $14.5 million higher) and new sales of $7.3 million from our linear motor propulsion systems developed for coal transportation trains. These increases were partially offset by lower volumes in other linear motors.

2009 sales of specialty micro motors were up $6.0 million from 2008 due to higher volumes driven by a strong economic recovery in China in 2009.

The following table presents the revenue contribution by percentage by each of our product line in 2010, 2009, and 2008.

	Percent of Total Revenues
Product Line	2010	2009	2008
Linear Motors and Related Systems	18%	27%	41%
Specialty Micro-Motors	14%	18%	28%
Rotary Motors	66%	52%	23%
Weihai	22%	32%	23%
Xi'an	44%	20%	0%
Others	2%	3%	8%
Total	100.0%	100.0%	100.0%

Net Income

The Company recorded a net income attributable to controlling interest of $76.8 million, or $2.46 per diluted share in 2010. This compared with a net income of $19.6 million, or $0.77 per diluted share in 2009, and $25.4 million, or $1.19 per diluted share in 2008.

The GAAP net income attributable to controlling interest in 2010 included the following non-recurring and non-cash items:

(1) During the second quarter, Xi’an Tech Full Simo sold its equity interests in three of its non-wholly-owned subsidiaries. As a result of the dispositions, a net loss of $0.6 million was recorded in loss from disposal of subdivisions, net of income taxes, in the Company’s Consolidated Statements of Operations.

(2) During the second half of 2010, Xi’an Tech Full Simo recorded $7.2 million provision for bad debts primarily associated with aging accounts receivables prior to the Company’s acquisition in October 2009.

(3) In 2010, the Company also recorded a gain of $0.6 million due to changes in fair value of warrants.

(4) During the fourth quarter, the Company incurred total expenses of $1.4 million related to the Going Private Proposal.

(5) During the fourth quarter, we received $0.3 million (RMB 1.8 million) government grant, which was awarded to the Company by Xi’an municipal government to support the Company’s engagement in China’s advanced industrialization.

Excluding these non-recurring and non-cash items, the adjusted non-GAAP net income in 2010 amounted to $85.2 million, or $2.72 per diluted share.

The GAAP net income attributable to controlling interest in 2009 included the following non-recurring and non-cash items:

(1) During the second quarter, we received $1.2 million (RMB 8 million) government grant, which was awarded to the Company by the Harbin municipal government to support the Company’s subway train project that qualifies as engaging in China’s advanced industrialization.

(2) During the third quarter, the Company repurchased $26.5 million 2012 Notes at a discount of 15% and the outstanding $6 million 2010 Notes at a discount of 3%, which resulted in a total gain of $4.2 million. As a result of the debt repurchase, the Company recorded a $7.3 million additional amortization of debt discount and debt issuance costs associated with the repurchased portion of the debt.

(3) During the third quarter, the Company also paid $9.0 million cash to terminate the cross currency interest rate swap agreement that was intended as a cash flow hedge on the scheduled payments of the $38 million 2012 Notes. As a result, $9.0 million was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the swap.

(4) In 2009, the Company recorded a loss of $13.2 million due to changes in fair value of warrants.

Excluding these non-recurring and non-cash items, the adjusted non-GAAP net income in 2009 amounted to $43.8 million, or $1.71 per diluted share.

The non-GAAP adjusted net margin was 20.0% in 2010, 19.6% in 2009, and 21.0% in 2008.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Year Ended December 31,
	2010	2009	2008
Net Income Attributable to Controlling Interest	$76,815,346	$19,646,781	$25,378,699
Add back (deduct):
Expenses related to Going Private Proposal	$1,403,113	$0	$0
Other Income - Government Grant	$(270,730)	$(1,172,560)	$0
Gain on debt repurchase	$0	$(4,155,000)	$0
Amortization associated with debt repurchase	$0	$7,279,487	$0
Loss on cross currency swap settlement	$0	$9,000,000	$0
Loss from disposal of subdivision	$623,158	$0	$0
Provision for bad debts	$7,178,055	$0	$0
Change in fair value of warrant	$(574,131)	$13,214,525	$0
Adjusted Net Income Attributable to Controlling Interest	$85,174,811	$43,813,233	$25,378,699

Diluted EPS	$2.46	$0.77	$1.19
Add back (deduct):
Expenses related to Going Private Proposal	$0.04	$0	$0
Other Income - Government Grant	$(0.01)	$(0.05)	$0.00
Gain on debt repurchase	$0.00	$(0.16)	$0.00
Amortization associated with debt repurchase	$0.00	$0.28	$0.00
Loss on cross currency swap settlement	0.00	0.35	0.00
Loss from disposal of subdivision	$0.02	$0.00	$0.00
Provision for bad debts	$0.23	$0.00	$0.00
Change in fair value of warrant	$(0.02)	$0.52	$0.00
Adjusted Diluted EPS Attributable to Controlling Interest	$2.72	$1.71	$1.19

Gross Profit

The following table presents the gross profit margin by each product line and the corporate average gross margin for the years ended December 31, 2010, 2009 and 2008.

	Gross Profit Margin
Product Line	2010	2009	2008
Linear Motors and Related Systems	60.2%	59.3%	54.0%
Specialty Micro-Motors	34.2%	39.2%	40.0%
Rotary Motors	23.5%	18.9%	11.2%
Weihai	11.6%	11.2%	11.2%
Xi'an	29.4%	31.6%	N/A %
Others	37.1%	46.1%	44.7%
Corporate Average	31.8%	34.3%	39.3%

The year-over-year decreases in the Company’s overall gross profit margin are mainly due to changes in the product mix from 2008 to 2010 as sales of lower-margin industrial rotary motors expanded as a result of the acquisition of Weihai Tech Full in July 2008 and Xi’an Tech Full Simo in October 2009. Additionally, gross margin for specialty micro-motors also declined from 2008 to 2010 each year, which contributed to the lower overall gross profit margin. Escalating prices of the raw material used to produce our products such as copper, silicon carbon steel, and cast iron also hurt the margin.

By product line, gross profit margin for linear motors and related systems expanded slightly from 2008 to 2010 as each year we sold more higher-margin products such as permanent magnetic linear motor driven oil pumps and linear motor driven propulsion systems for coal transportation. Gross profit margin for each type of linear motors remained stable as we believe we continue to be the leader in linear motor technology in China and has maintained a competitive edge in our product development and production in linear motor technology.

For specialty micro-motors, gross profit margin declined significantly to 34.2% in 2010 as compared to 39.2% in 2009, primarily as a result of the following factors: (i) moving the production from Harbin to the new plant in Shanghai, where manufacturing costs such as labor and fixed costs are relatively higher, particularly at the start-up stage since our Shanghai plant only started up in fourth quarter 2009 and continued the ramp-up in 2010; (ii) increased raw material prices; (iii) declining average sales price as a result of changing product mix; and (iv) higher cost associated with new product launch.

For rotary motor product line at our Xi’an Tech Full Simo, gross profit margin declined to 29.4% in 2010 as compared to 31.6% in 2009, reflecting the following factors: (i) higher raw material cost; and (ii) higher costs associated with some operational changes initiated by management since the acquisition. Gross profit margin at Weihai Tech Full Simo remained relatively stable throughout the historical period compared, as increasing raw material costs were offset by improved manufacturing efficiency and we were able to pass some of the higher raw material costs on to customers.

Operating Expenses

Selling, general and administrative expenses (SG&A) amounted to $39.0 million, $18.7 million, and $11.9 million in 2010, 2009, and 2008, respectively, or 9.1%, 8.4%, and 9.9% as a percentage of each year’s total revenue.

Increases in SG&A from 2009 to 2010 primarily reflected the following factors:

•
The full year impact of Xi’an Tech Full Simo as it was acquired in October 2009. SG&A at Xi’an Tech Full Simo totaled $16.6 million (excluding bad debt allowance) in the full year of 2010 as compared to $4.0 million in 2009.

•
Xi’an Tech Full Simo recorded a total of $7.2 million bad debt allowance in 2010, which was mainly associated with historical aging accounts receivable prior to the acquisition. At the time of acquisition, management did not have sufficient information about Xi’an Tech Full Simo’s customers and the payment pattern of the customers to determine the collectability of accounts receivable at Xi’an Tech Full Simo. Therefore, reserves for accounts receivable were taken conservatively at the beginning. After a year of integration and with over one year of hands-on experience in managing the operations at Xi’an Tech Full Simo, management reviewed and analyzed the accounts receivable and was sufficiently knowledgeable to determine the likelihood of collection of the aging accounts receivable.

•
Expenses related to the Going Private Proposal submitted by the Company’s Chairman and CEO, Mr. Tianfu Yang (see Recent Events section) totaled approximately $1.4 million. This amount included legal fees associated with the class action law suits (see Item 3 Legal Proceedings), fees associated with legal and financial advisors for the Special Committee of the Board of Directors, and other related expenses, all of which was incurred in the fourth quarter of 2010.

Excluding the $7.2 million in bad debt expense and $1.4 million expenses related to the Going Private Proposal, the SG&A in 2010 would have been $30.4 million, or 7.1% of total revenue, reflecting greater operating efficiency compared with the previous two years.

In 2009, SG&A of $18.7 million was higher than the $11.9 million in 2008, reflecting the following factors: (i) higher costs associated with increased sales activities such as shipping and handling costs; (ii) addition of administrative costs from the newly acquired company Xi’an Tech Full Simo; (iii) start up of Shanghai Tech Full, and (iv) higher depreciation expense; (v) increased auditing expense related to the Sarbanes-Oxley 404 compliance; and (vi) consulting expense related to the acquisition of Xi’an Tech Full Simo. However, as a percentage of total sales, the Company’s total operating expense declined year-over-year to 8.4% in 2009 from 9.9% in 2008.

Operating profits were $93.3 million, $55.8 million, and $34.4 million in 2010, 2009, and 2008, respectively, with the operating margin at 21.9%, 25.0%, and 28.5%, respectively for these three years. Excluding the $7.2 million in bad debt expense and $1.4 million expenses related to the Going Private Proposal, the operating margin would have been 23.9% in 2010. The decline in operating margin from 2008 to 2010 was primarily caused by the decline in gross profit margin, since, as a percentage of total revenues, operating expenses were down during the three year period.

Interest Expense (net)

Net interest expense was $4.6 million in 2010, $12.3 million in 2009, and $6.1 million in 2008.

Net interest expense in 2010 included $1.4 million amortization of debt discount and $0.4 million amortization of debt issuance costs. Net interest expense in 2009 included $10.9 million amortization of debt discount and $1.3 million amortization of debt issuance costs, of which $7.9 million was associated with debt repurchase. Net interest expense in 2008 included $4.5 million amortization of debt discount and $0.5 million amortization of debt issuance costs.

Interest expense was $3.4 million in 2010 as compared to $0.9 million in 2009 and $1.3 million in 2008. The higher interest expense in 2010 versus 2009 was mainly due to increase in our short-term debt and higher interest rate paid on certain of our short term debt in 2010. Lower interest expense in 2009 versus 2008 was mainly due to lower debt amount while we repurchased a large part of our Notes issued in 2006.

Interest income earned on cash deposit included in the net interest expense was $0.7 million in 2010, $0.9 million in 2009, and $0.8 million in 2008.

See Note 14 for a breakdown of interest expense.

Other Income (net)

Other income (net) totaled $5.5 million in 2010, $5.5 million in 2009, and $1.6 million in 2008.  This item consists primarily of income from recycling scrap materials and selling production waste in 2010 and in 2009. The government grant also contributed $1.1 million to other income in 2009. Other income in 2008 mainly consists of income tax rebate from the local government and income from recycling scrap materials and selling production waste.

Income Tax

As our net income grew each year, provision for income tax also increased. Provision for income tax was $14.9 million in 2010, $7.8 million 2009, and $4.5 million in 2008. Some of our subsidiaries receive preferential tax treatment either due to its location in an economic development zone or due to its approved status as engaging in the development of high technology. Harbin Tech Full was subject to 10% preferential tax rate from 2008 to 2010. Our operations under Shanghai Tech Full were subject to 0% preferential tax rate from 2008 to2009 and 11% in 2010. Xi’an Tech Full Simo was subject to a 15% preferential tax rate in 2009 and 2010. Weihai Tech Full was subject to the 25% standard income tax rate throughout the historical period.

Liquidity and Capital Resources

Overview
A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potential debt and equity, which support major acquisitions and capital investments for business growth.

Our liquidity position remains adequate, with $98.8 million in cash and cash equivalents as of December 31, 2010, compared to $92.9 million as of December 31, 2009. Cash provided by operating activities totaled $93.2 million in 2010 compared to $62.5 million in 2009. Net proceeds from the Term Loan Facility totaled $49.6 million. Capital spending from operations for 2010 totaled approximately $57.5 million, compared to $16.5 million for 2009. The capital spending in both periods reflects primarily the investments in the construction and upgrading of our facilities and purchases of new production and testing equipment.

At December 31, 2010, several items under our current assets and current liabilities including accounts receivables, inventories, accounts payables, and short term loans changed significantly compared with the levels at December 31, 2009. Accounts receivables decreased by $7.4 million primarily due to additional provision for accounts receivables in 2010.  Inventories decrease by $12.1 million due to reduction of inventory held in consignment. Accounts payables decreased by $20.2 million. Short term loans decreased by $14.9 million due to loan repayment.

Cash Position

As of December 31, 2010, we had cash and cash equivalents of $98.8 million. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$93,282,848	$62,516,753	$42,305,045
Net cash used in investing activities	(111,457,700)	(89,122,339)	(81,099,041)
Net cash provided by financing activities	22,788,733	71,225,137	39,202,227
Effect of exchange rate changes on cash	1,237,589	(129,414)	2,470,139
INCREASE IN CASH	$5,851,470	$44,490,137	$2,878,370

Operating Activities

The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Net cash provided by operating activities was $93.3 million in 2010, as compared to net cash provided by operating activities of $62.5 million in 2009. The increase in net cash provided by operating activities in 2010 was primarily due to increases in operating earnings and decreases in accounts receivables and inventories, which was offset by the decrease in the accounts payable.

Investing Activities

Our main uses of cash for investing activities during the year ended December 31, 2010 were for acquisitions, construction of plants, purchase of production equipment, and prepayment for equipment.

On October 13, 2009, the Company completed the acquisition of Simo Motor. On October 22, 2009, the Company paid approximately $84.0 million (RMB 572.7 million) to the Selling Shareholders. As of the closing date, Harbin Tech Full had completed the registration of the share transfer with the requisite PRC authorities and had obtained the required business registration and transfer of licenses of Simo Motor, all as contemplated by the Agreement. On October 13, 2009, Simo Motor changed its name to Xi’an Tech Full Simo Motor Co. Ltd.

During the first quarter of 2010, the Company made an additional cash payment in an amount of $27.2 million (RMB 190.5 million) to the Selling Shareholders representing the unpaid portion for the acquisition of Xi’an Tech Full Simo. The acquisition of Xi’an Tech Full Simo has been fully paid for after this payment pursuant to the Agreement.

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

In addition, on June 3, 2010, Xi’an Tech Full Simo entered into three Share Purchase Agreements, each dated as of June 3, 2010 with certain shareholders of three subsidiaries of Xi’an Tech Full Simo pursuant to which Xi’an Tech Full Simo agreed to sell its equity interests in such subsidiaries to these shareholders. Pursuant to these three Share Purchase Agreements, effective April 1, 2010, Xi’an Tech Full would no longer own any of the outstanding equity of the three subsidiaries. These transactions were closed in the months of June and July 2010. The aggregate sales price received by Xi’an Tech Full Simo for these equity interests is $1.84 million (RMB12.55 million). We received $0.72 million in June 2010 and the remaining $1.12 million in July 2010.

Financing Activities

Net cash provided by financing activities in 2010 totaled $22.8 million, decreased from net cash provided by financing activities of $71.2 million in 2009. The net cash provided by financing activities in 2010 was mainly attributable to net proceeds of $34.5 million and RMB100 million under a Term Loan Facility Agreement with China Development Bank Corporation, Hong Kong Branch, partially offset by debt repayment.

In 2010, the Company repaid a total of $9.1 million principal amount of the 2012 Notes. As of December 31, 2010, the 2012 Notes were completely paid off.

In October 2010, a total of 183,349 warrants were exercised in consideration for an exercise price paid in cash. The Company received net cash proceeds of $1,987,503 as a result of such exercise. As of December 31, 2010, a total of 183,348 Second Tranche 2012 Warrants remained outstanding.

On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Loan Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (“Abax Loan”). The Abax Loan was to be  made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof  accreted in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. The Loan Agreement provided that we could  voluntarily prepay any Advance (or portion thereof in an integral multiple of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), we were obligated to  repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan. On July 29, 2010, the Company received the $15 million loan from Abax. The Abax Loan was used to pay down certain debt and to support our capital expenditures and working capital.

On November 22, 2010, the Company entered into a Term Loan Facility Agreement, dated November 22, 2010 (the “CDB Agreement”) with China Development Bank Corporation, Hong Kong Branch (“CDB”) pursuant to which CDB has agreed to provide a USD$35,000,000 loan facility (“Facility A”) and an RMB100,000,000 loan facility (“Facility B,” and collectively with Facility A, the “Facilities”) to the Company (the loans made under Facility A shall be referred to herein as “Facility A Loans” and the loans made under Facility B shall be referred to herein as “Facility B Loans”). The Facility A Loans and the Facility B Loans shall be made pursuant to one or more borrowings from time to time during the period of time from the date of the CDB Agreement to the date falling on the expiration of six (6) months after the date of the CDB Agreement upon delivering a utilization request from the Company to CDB. Interest on Facility A Loans shall be 3% per annum plus LIBOR (as defined in the CDB Agreement). Interest on Facility B Loans shall be 2.5% per annum plus SHIBOR (as defined in the CDB Agreement). The Company is required to repay the Facility A Loans in two (2) equal installments on (i) the date which falls twenty four (24) months after the first utilization date of any loan and (ii) the date which falls thirty six (36) months after the first utilization date of any loan. The Company is required to repay the Facility B Loans in two (2) equal installments on (i) the date which falls twenty four (24) months after the first utilization date of any loan and (ii) the date which falls thirty six (36) months after the first utilization date of any loan.

The CDB Agreement provides that the Company may, upon not less than one month’s prior notice prepay on an Interest Payment Date (as defined in the CDB Agreement) or a Repayment Date (as defined in the CDB Agreement) all or part of any loan (but if in part, in an amount that is an integral multiple of UDS$500,000 in the case of a Facility A Loan or RMB 2,000,000 in the case of Facility B Loan). The CDB Agreement also provides that upon a Change of Control (as defined in the CDB Agreement) of the Company, CDB may, by not less than 30 days notice to the Company, cancel the Facilities and declare all outstanding loans, together with accrued interest and all other amounts to be immediately due and payable.

The Company’s obligations under the CDB Agreement are secured by a pledge of shares of common stock of the Company owned by its Chairman and Chief Executive Officer, Tianfu Yang. On November 22, 2010, Mr. Yang entered into a Security and Pledge Agreement (the “Pledge Agreement”) with CDB, pursuant to which, Mr. Yang has agreed to pledge 7,000,000 shares of common stock to CDB to secure the loans. Under the Pledge Agreement, Mr. Yang may also be obliged to pledge to CDB, under certain circumstances, additional shares of common stock owned by him and, to the extent such additional shares are not sufficient, cash.

In December 2010, the Company received net cash proceeds of USD$34.5 million and RMB100 million from CDB under the CDB Agreement. On December 27, 2010, we paid off the $15 million Abax Loan using a portion of the proceeds from CDB.

Contractual Obligations

The Company enters into non-cancelable purchase commitments with its vendors. As of December 31, 2010 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $12,000,496 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has experienced no losses on these purchase commitments over the years.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 96.8% or $6.08 million (RMB 41.56 million) had been paid as of December 31, 2010 with the balance payable in installments.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

The following table discloses aggregate information about our contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

Harbin Electric Inc. and Subsidiaries
As of December 31, 2010 (in thousands)

Contractual obligations	Total	Less than 1yr	1-3 yrs	3-5 yrs	More than 5 yrs
Long-Term Bank Loans	$50,070	$0	$50,070	$0	$0
Short-Term Loans	$29,490	$29,490	$0	$0	$0
Purchase Obligations	$12,000	$12,000	$0	$0	$0
Investment commitment	$1,000	$1,000	$0	$0	$0
Land Use Agreement	$200	$200	$0	$0	$0
Total	92,760	42,690	50,070	0	0

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

Revenue Recognition

The Company recognizes sales when title and risk of ownership are passed to the customer (which is at the date of shipment),  when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist, and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as customer deposits.

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

The Company terminated the cross-currency interest rate swap agreement during the third quarter of 2009. Therefore, this derivative financial instrument is no longer recognized in the financial statements as a liability beginning in the third quarter of 2009.

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

Recently Adopted Accounting Standards

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. Early adoption was allowed. The Company adopted this guidance beginning January 1, 2011 and does not expect this accounting guidance to materially impact its financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The Company has adopted this standard, but it did not have a material effect on the Company's consolidated balance sheet or required financial statement disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation -Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans. This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

As the majority of our net revenue, consolidated costs and expenses, and substantially all of our assets are denominated in RMB, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, if the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets, as expressed in our U.S. dollar financial statements could decline. In addition, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, the U.S. dollar equivalent of the RMB we convert would be reduced. On the other hand, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could reduce the amount of the U.S. dollars available. In addition, the appreciation of the RMB could make our customers’ products more expensive to purchase, because some of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results.

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

Adjustments resulting from foreign currency translation amounted to $ 11,911,339, $(70,011), and $9,513,907 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity as of December 31, 2010, 2009, and 2008 were translated 6.59 RMB to $1.00, 6.84 RMB to $1.00, and 6.85 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate. The average translation rates applied to the revenues, expenses and cash flows statement amounts for the fiscal years ended December 31, 2010, 2009, and 2008 were 6.76 RMB, 6.84 RMB, and 6.96 RMB to $1.00, respectively.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the bank loan under the Term Loan Facility Agreement with China Development Bank Corporation Hong Kong Branch, as described under Liquidity and Capital Resources. Our future interest expense will fluctuate in line with any change in our borrowing rates and therefore affect our cash flows and results of operations.

Derivative Instrument

To mitigate our exposure to volatility in interest rates and foreign currency exchange rates fluctuation associated with the 2012 Notes, in 2007, the Company entered a cross-currency interest rate swap agreement, which was terminated in September 2009, as described under Liquidity and Capital Resources – Cross-currency interest rate hedge.

Inflation

According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.3%, (0.7%), and 5.9%, in 2010, 2009, and 2008, respectively.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations.

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Concentration of Credit Risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with banks within the PRC and banks in the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and 2009, the Company had deposits in excess of federally insured limits totaling $98,989,404 and $92,701,730, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

No customer accounted for more than 10% of the net revenue for the year ended December 31, 2010. Two major customers accounted for approximately 22% of the net revenue for the year ended December 31, 2009, individually accounting for 12% and 10%, respectively.   At December 31, 2009, the total receivable balance due from this customer was $22,835,846, representing 24% of total accounts receivable. Three major customers accounted for approximately 43% of the net revenue for the year ended December 31, 2008, individually accounting for 16%, 15% and 12%, respectively.  At December 31, 2008, the total receivable balance due from these customers was $26,253,907, representing 87% of total accounts receivable.

We depend on a few key suppliers to provide the raw materials and key component parts for the manufacture of our products. And adverse changes in such supply or the costs of raw materials may adversely affect our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. Our inability to obtain our key source supplies for the manufacture of our products may require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations. No vendor provided more than 10% of the Company’s raw materials for the year ended December 31, 2010. One major vendor provided approximately 16% of the Company’s raw materials for the year ended December 31, 2009. Two major vendors provided approximately 39% of the Company’s raw materials for the period ended December 31, 2008, accounting for 23% and 16%, respectively. The Company’s accounts payable to these vendors was $0, $0, and $1,055,730 at December 31, 2010, 2009 and 2008, respectively.

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

The consolidated financial statements for the years ended December 31, 2010, 2009, and 2008 prepared in response to this item are included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1. They have been audited by Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), an independent registered public accounting firm. During its audits, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP),  was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective. Management believes that, as of December 31, 2010, our disclosure controls and procedures provided a reasonable assurance to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. These controls are designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance to the management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded properly to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2010, management has made a comprehensive review, evaluation and assessment of the effectiveness of the Company's internal control over financial reporting. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this review, evaluation, and assessment, our principal executive officers have concluded that, as a result of material weaknesses identified at our newly acquired subsidiary Xi’an Tech Full Simo Co., Ltd., as of December 31, 2010, our internal controls over financial reporting were not effective.

Our assessment of the effectiveness of the Company’s internal control over financial reporting covered seven areas including corporate function, four major subsidiaries and manufacturing operations which are Harbin Tech Full Electric Co., Ltd. (“Harbin”), Shanghai Tech Full Electric Co., Ltd. (“Shanghai”), Weihai Tech Full Simo Motor Co., Ltd. (“Weihai”), and Xi’an Tech Full Simo Motor Co., Ltd. (“Xi’an Simo”) and two small subsidiaries, which are Advanced Electric Motors, Inc, and Advanced Automation Group, LLC.  Through our evaluation process, management concluded that, as of December 31, 2010, we generally maintained effective controls over financial reporting in six of the seven areas we assessed, however, management identified material weaknesses attributable to Xi’an Simo, a former State-Owned-Enterprise (“SOE”) the Company acquired in October 2009, which rendered our internal control over financial reporting ineffective on the consolidated level.

Xi’an Simo is a former SOE with more than 30 years of operating history and more than twenty subsidiaries, the majority of which are small sales offices, across China. When the Company acquired Xi’an Simo in October 2009, management recognized some control weaknesses inherent in a typical SOE and understood that it would be a challenging and time consuming process to integrate a former SOE into compliance within the Company in its internal controls over financial reporting. Since the beginning of 2010, management has engaged a leading independent accounting advisory firm to assist us in evaluating, developing and validating internal control systems over financial reporting at Xi’an Simo. With the assistance of a professional team from the advisory firm, management developed and implemented processes and procedures to enhance and improve the internal control systems at Xi’an Simo. Our work and efforts were given priority to address major issues in major operations at Xi’an Simo, and time was not sufficient to work through all smaller subsidiaries including sales offices.

Despite significant improvements achieved in its internal control systems, due to its very short history of being part of a U.S. public company, large size, many subsidiaries located away from its headquarters, and limited time to integrate it with the Company, material weaknesses in its internal control over financial reporting were not completely eliminated at Xi’an Simo as of December 31, 2010. The material weaknesses identified by the management at Xi’an Simo are described below.

1-
Control activities related to bank reconciliation – At Xi’an Simo, the bank reconciliation for various bank accounts were not prepared accurately which impacted the valuation and existence of the cash in bank as of December 31, 2010.

2-
Control activities related to the reconciliation and classification of notes receivable – At Xi’an Simo, notes receivables endorsed as payment to third parties were not properly recorded, resulting in a discrepancy between the physical notes receivables on hand and the general ledger. Additionally, the improper classifications of transactions has impacted the completeness, and valuation of accounts payable / advance to suppliers and notes receivable balances at the year ended December 31, 2010 at Xi’an Simo.

3-
Control activities related to the calculation of provision of income tax – At Xi’an Simo, due to ambiguities in PRC tax rules, the temporary and permanent differences in tax amounts were not properly identified.

4-	Control activities related to valuation of inventory allowance – At Xi’an Simo, slow moving inventories that had not been used over a year were not properly evaluated for inventory allowance.

5-	Control activities related to inventory recording –– At Xi’an Simo, inventory movement between manufacturing facilities and sales entities were not timely and properly recorded on the general ledger.

These material weaknesses resulted in several material adjustments to our financial statements for the year ended December 31, 2010. Management has evaluated and recorded these adjustments. Our financial statements for the year ended December 31, 2010 filed with this Annual Report on Form 10-K fully reflects these adjustments.

Notwithstanding these material weaknesses in our internal control over financial reporting, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of December 31, 2010, and consolidated results of operations for the year ended December 31, 2010.

Improvement Plans

Management is committed to continuing its efforts to further strengthen the internal control systems of the Company. Our analysis and evaluation indicate that, with the assistance of the independent accounting advisory firm engaged by the Company in the past year, we have been able to implement adequate control procedures and processes in many areas, and to identify the areas in which we still need to make substantial improvements in our procedures and processes. The remediation measures that we have undertaken, or plan to undertake, have focused on these efforts, in conjunction with a corporate restructuring plan that consolidates the accounting functions at these remote sales offices to the corporate level, and as a result, substantially decreases the probability of accounting errors at the sales office level.

Management plans to take the measures described below to further strengthen our internal controls over financial reporting, especially at our Xi’an Simo operation. Management has discussed and reviewed this remediation plan with the Audit Committee of the Board of Directors of the Company:

•
Given Xi’an Simo’s history of being a SOE for more than 30 years and the inherent control weaknesses associated with SOEs, we have worked to change the culture, mindset and habits of our accounting personnel at Xi’an Simo. To that end, we have been restructuring the accounting team at Xi’an Simo and nurturing a culture that understands both the technical aspects as well as the importance to the Company of good internal control. We plan to continue to provide training to local management, accounting staff, and other relevant personnel, with respect to certain corporate governance and public company matters, and educate them to fully understand the meaning of being a public company in the U.S. and the importance of maintaining effective internal controls over financial reporting.

•
We plan to recruit more experienced accounting and finance personnel at the management level and staff level and at both the corporate and subsidiary levels so that we can maintain a skilled and competent accounting team across the entire company.

•
We plan to invest in more resources and expand our corporate internal audit group by adding more professionals experienced with audit to enhance our internal audit team. The internal audit group assists the top management in the assessment of the effectiveness of our internal controls over financial reporting. The internal audit group prepares audit plans, performs field testing periodically based on our design of the internal controls over financial reporting, summarizes issues identified through field testing, develops remediation plans, and submits the plans to our Chief Financial Officer and Chief Executive Officer for approval. Currently, there are four full-time members including the audit manager in our internal audit group. We plan to add three more members in 2011 and expand the group further if needed.

•
We plan to increase the frequency of field testing at Xi’an Simo and maintain adequate levels of field testing at our other operations so that we will be in a position to identify and address any weaknesses in a timely manner.

•
We plan to continue to recruit high quality management professionals and enhance the management team at Xi’an Simo. With a stronger management team, we believe that we will be able to more effectively enforce our policies and procedures, enhance our review processes and increase oversight.

•
We plan to enhance the accountability of our management and staff and to restructure our management and staff incentive system so that it is linked to not only with operational performance but also the effectiveness of internal controls each respective responsible area.

•
We plan to consolidate the accounting functions at the remote sales offices of Xi’an Simo to those at Xi’an Simo’s headquarters in order to simplify the processes and substantially decrease the likelihood of accounting errors at the sales office level.

We will continue to monitor and assess the effectiveness of these measures and to make any changes that management deems necessary.

(c) Management Process to Assess the Effectiveness of Internal Control over Financial Reporting

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company followed a comprehensive compliance process across our major operations to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes a corporate-wide attitude of integrity and control consciousness. This is exemplified by our ethics education program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business. We have distributed the Board of Directors approved policy on ethics and code of business conduct to all employees and required them to study and abide by the policy. We encourage any employee to report suspected violations of law or of our policy. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Audit Committee, which currently consists of three independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.

(d) Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K. While there were no changes in the Company’s overall internal control systems, material weaknesses discovered during the annual audit at our recently acquired Xi’an Simo operation has led management to conclude that internal controls over financial reporting in certain areas need further improvement.

Our independent registered public accounting firm, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), with direct access to our Board of Directors through our Audit Committee, has audited our consolidated financial statements and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included in this Annual Report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

To the Board of Directors and Stockholders of Harbin Electric, Inc.

We have audited Harbin Electric, Inc.’s and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1-
Control activities related to bank reconciliation – At Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”), the bank reconciliation for various bank accounts were not prepared accurately which impacted the valuation and existence of the cash in bank as of December 31, 2010.

2-
Control activities related to the reconciliation and classification of notes receivable – At Simo Motor, notes receivables endorsed as payment to third parties were not properly recorded, resulting in a discrepancy between the physical notes receivables on hand and the general ledger. Additionally, the improper classifications of transactions have impacted the completeness and valuation of accounts payable/advance to suppliers and notes receivable balances at the year ended December 31, 2010 at Simo Motor.

3-
Control activities related to the calculation of provision of income tax – At Simo Motor, due to ambiguities in the PRC tax rules, the temporary and permanent differences in tax amounts were not properly identified.

4-	Control activities related to valuation of inventory allowance – At Simo Motor, slow moving inventories that had not been used over a year were not properly evaluated for inventory allowance.

5-	Control activities related to inventory recording –– At Simo Motor, inventory movement between manufacturing facilities and sales entities were not timely and properly recorded on the general ledger.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 15, 2011 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of the Company, and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements.

/S/ Frazer Frost, LLP

Brea, CA

March 15, 2011

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are evaluated annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title	Since
Tianfu Yang	49	Chief Executive Officer and Chairman of the Board of Director	January 24, 2005
Zedong Xu	41	Chief Financial Officer	January 24, 2005
Ching Chuen Chan (1)(2)(3)(4)	75	Independent Director	February 1, 2005
Boyd Plowman (1)(2)(3)(4)	67	Independent Director	December 1, 2009
David Gatton (1)(2)(3)(4)	57	Independent Director	February 1, 2005
Yunyue Ye	59	Independent Director	October 12, 2006
Tianli Yang	47	Vice President	January 24, 2005
Lanxiang Gao	58	Director	September 26, 2008
Christy Shue	47	Executive Vice President & Corporate Secretary	December 15, 2007

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating and Corporate Governance Committee.

(4) Serves as a member of the Special Committee.

Tianfu Yang, Chairman & Chief Executive Officer – Since May 2003, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until now, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Heilongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also a Deputy representing Heilongjiang Province to the 11th National People’s Congress (NPC). As the founder of the Company and a successful entrepreneur, Mr. Yang’s leadership vision, diverse business management experience, in-depth knowledge in electric motors, deep understanding of the market and government policy have enabled him to develop a thorough understanding of all aspects of Harbin Electric’s business and development and best qualify him as the leader of the Company and Chairman of the Board.

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

Ching Chuen Chan, Board Member, Chairman of Nominating Committee - Mr. Chan is an Honorary Professor at Hong Kong University's Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions including UC Berkeley, MIT, University of Hong Kong, and Tsing Hua University. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Past Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE, Past President of the Hong Kong Institution of Engineers. He was awarded the IEE International Lecture Medal in 2000 and lecturing on electric vehicles worldwide. In 2001, he was selected as one of Asia's Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as an advisor to government agencies. Since September 2005, Mr. Chan had been serving as an independent director of Rotoblock Corporation listed on Over-the-Counter Bulletin Board. He resigned from this position effective February 21, 2011. From 2003 to 2007, he served as Chairman of Advisory Board of ZAP (OTCBB) and from 2006 to 2008 as a Member of Advisory Board of Altair Nanotechnologies, Inc. (Nasdaq). Since February 2008, Mr. Chan has been serving as an independent director of Azeus Systems Holdings Ltd., a provider of IT consultancy services based in Hong Kong that is listed on Singapore Exchange Mainboard. Mr. Chan’s outstanding academic achievements in electrical engineering, extensive expertise in technological advancement, and close collaboration with world-renowned manufacturers allow him to bring insights in technology and management practice of industrial companies to the Board. Mr. Chan serves as Chairman of Nominating and Corporate Governance Committee of our Board.

Boyd Plowman, Board Member, Chairman of Audit Committee and Special Committee - Mr. Plowman joined Harbin Electric’s Board of Directors on December 1, 2009 as an independent board member. Mr. Plowman is a retired Executive Vice President and Chief Financial Officer of Fleetwood Enterprises, Inc. (“Fleetwood”) where he was employed from 1969 until 1987 and from 1997 until 2008. Fleetwood was the world’s largest producer of recreational vehicles and manufactured housing. During his career with Fleetwood, Mr. Plowman held numerous leadership positions including Controller, Treasurer, and Financial Vice President. During his second stint with Fleetwood, he served as Executive Vice President and Chief Financial Officer until his retirement in 2008. On March 9, 2009, Fleetwood filed a voluntary Chapter 11 petition for itself and for certain of its subsidiaries in the U.S. Bankruptcy Court for the Central District of California. He also served as President and Chief Executive Officer of Lee & Associates (Inland Empire Region). Lee & Associates is one of the leading commercial real estate brokerage firms in the United States. Prior to that, Mr. Plowman served as a Director and Chairman of the Audit Committee for Corporate Insurance and Reinsurance Company Limited (CIRCL), a Bermuda-based company reinsuring risks for captive insurance companies. Earlier in his career, Mr. Plowman worked as a senior auditor then tax accountant at Arthur Andersen & Co. and Ernst & Ernst and was a certified public accountant. Mr. Plowman is the co-founder and President of Boyd Plowman & Associates, Inc., a firm involved in merchant banking and consulting services regarding real estate, capital formation, and financial services. Mr. Plowman’s strong finance and accounting background and many years of CFO experience at a manufacturing company enable him to be an effective member of our Board, which needs financial and finance expertise and make him well qualified to serve as Chairman of our Audit Committee.

David Gatton, Board Member, Chairman of Compensation Committee - Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives, energy policy, climate protection strategies, and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. From May 2004 to February 2008, Mr. Gatton served as an independent director of Bodisen Biotech, Inc., a public company that was listed on AMEX and was engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in China and is currently quoted on the Over-the-Counter Bulletin Board. Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies for various private firms, and assistance in development of economic development and energy projects for numerous cities. Mr. Gatton’s deep understanding of public and government policy as well as his knowledge in regulatory affairs and business development enable him to be an effective director of the Board. His consulting experience with many business and government entities gives him insights from which he can draw as a member of the Board and as Chairman of our Compensation Committee.

Yunyue Ye, Board Member - Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University, where he has taught since 1978. Mr. Ye also serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the Chinese Electrotechnical Society. Mr. Ye’s extensive expertise in the research and development of electric motors, especially in linear motors, brings intellectual horse power to the Board of Harbin Electric with a focus on technology and innovation.

Tianli Yang, Vice President - Since January 2005, Tianli Yang has been Vice President of Harbin Electric. He currently serves as the General Manager of Harbin Tech Full Electric Co., Ltd. From 1985-2000 he was employed in the China State Construction Engineering Corporation (“CSCEC”), in various positions, including post of Chief Administration Officer. Mr. Yang graduated from Heilongjiang University in 1985 with a BA in Chinese Language & Literature.

Lanxiang Gao, Board Member – Ms. Gao joined the Company in September 2007 as Chief Operating Officer of Shanghai Tech Full Electric Co., Ltd., a wholly owned subsidiary of the Company. Ms. Gao worked as an engineer for Shanghai No.21 Research Institute, a research and development institution under the state-owned China Electronics Technology Group for over 30 years. She managed a development and production project of office automation motors in collaboration with Sankyo Seiki, Inc. of Japan for 10 years and served as the Senior Engineer managing micro motor research and development, with a focus on the development of specialty micro-motors of automobile seats for two years. Ms. Gao has won numerous government sponsored Science & Technology Progress Awards including a First Place Prize due to her outstanding contributions in the research and development of electric motors. Ms. Gao’s extensive technical and management expertise in motor technology and manufacturing of micro motors make her an invaluable addition to the Board and bring to the Board the business knowledge in the area of micro motors, a business line of strategic importance to the Company.

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

CORPORATE GOVERNANCE

We believe that good corporate governance is critical to achieving business success. Our Board of Directors (the "Board") has adopted Corporate Governance Guidelines that reflect its commitment to sound governance practices. A copy of our Corporate Governance Guidelines can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it. In addition, each of our Board committees has its own charter to assure that our Board fully discharges its responsibilities to our stockholder. Our Board reviews its Corporate Governance Guidelines and committee charters annually and makes changes from time to time to reflect developments in the law and the corporate governance area. Our Board is currently comprised of six members and four standing committees, each of which is described in detail in this section.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct that applies to our directors, officers, and all employees to ensure that we conduct business in a legal and ethical manner. A copy of our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to our 2005 Annual Report on Form 10-KSB and is available on our website www.harbinelectric.com. Our Code of Ethics and Business Conduct can be made available in print free of charge to any shareholders who requests it. Our Code of Ethics and Business Conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Our Board of Directors

We have six members serving on our Board. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. If there is a vacancy left by unexpected event such as death or sickness, our Board will appoint a new member as necessary to fill the vacancy.

Board Leadership Structure

Our Board has no policy with respect to the separation of the officers of Chairman and Chief Executive Officer. We currently combine the role of Chairman and Chief Executive Officer. The Board believes that Mr. Yang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Yang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

The Company’s Board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly and frequently. In the circumstances, the directors believe that formalizing a lead director to oversee functions in which they all participate might detract from rather than enhance the performance of their responsibilities as directors.

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

Our Board and the Nominating and Corporate Governance Committee have assembled a Board compromised of experienced directors who are currently, or have recently been, leaders of their respective companies or institutions, are independent thinkers and have a wide range of expertise and skills. All committees of the Board are comprised entirely of independent directors. The Board, through its Nominating and Corporate Governance Committee, seeks directors with a mix of backgrounds and experiences that will enhance the quality of its deliberations and decisions. The criteria considered by the Board and Nominating and Corporate Governance Committee include a person’s skills, current and previous occupations, other board memberships and professional experiences in the context of the needs of the Board.

The Nominating and Corporate Governance Committee does not have a formal policy regarding the consideration of diversity in identifying nominees for director. The Board and the Committee does, however, consider the diversity of potential nominees in a broad sense, recognizing the benefits of cultural and gender diversity and the breadth of backgrounds, skills, and experiences that directors and candidates may bring to our Board. Particularly, the Board believes that its membership should maintain a mix that includes the following backgrounds:

•	Senior management level leadership in a manufacturing company
•	Strategic planning
•	Manufacturing
•	Marketing
•	Finance
•	Accounting
•	Research and development
•	Technology
•	Regulatory and public policy

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

We describe below for each director the specific experience, qualifications, attributes or skills that led our Board to conclude that such person should serve as a director of the Company in light of the Company’s business.

Director	Qualification Highlights	Rationale
David Gatton	• Strategic Planning • Public & Government Policy • Regulatory Affairs • Business Development • Marketing
Since 1985 Mr. Gatton has served as the Chairman and President of Development Initiatives, Inc, a Washington, D.C.-based government relations firm specializing in urban affairs, business development and marketing, serving a variety of public and private clients. Mr. Gatton advises cities, organizations, and companies on business development strategies, public/private partnerships and marketing initiatives. He has advised various organizations on tax reform, economic development initiatives, energy policy, climate protection strategies, and a variety of environmental laws, including the reauthorization of the Clean Water Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, Superfund and the Clean Air Act. From May 2004 to February 2008, Mr. Gatton served as an independent director of Bodisen Biotech, Inc., a public company that was listed on AMEX and was engaged in developing, manufacturing and selling organic fertilizers, liquid fertilizers, pesticides and insecticides in China and is currently quoted on the Over-the-Counter Bulletin Board. Mr. Gatton’s major accomplishments include: development of U.S.-Sino Memorandum of Cooperation between U.S. and China Association of Mayors, development of a national brownfield redevelopment initiative, development of several multifamily low- and moderate-income housing developments, business development strategies for various private firms, and assistance in development of economic development and energy projects for numerous cities.

Mr. Gatton’s deep understanding of public and government policy as well as his knowledge in regulatory affairs and business development enable him to be an effective director of the Board. His consulting experience with many business and government entities gives him insights from which he can draw as a member of the Board and as Chairman of our Compensation Committee.

Ching Chuen Chan	• Expertise in Electrical Engineering • Academy Member • Technology • Academic Leadership • Strategic Planning • Manufacturing
Mr. Chan is an Honorary Professor at Hong Kong University's Department of Electrical and Electronics Engineering. From 1976 through present, Mr. Chan earned many professorships in honorary, visiting and guest roles at world renowned institutions including UC Berkeley, MIT, University of Hong Kong, and Tsing Hua University. He is a Fellow of the Royal Academy of Engineering, U.K., the Chinese Academy of Engineering, the Ukraine Academy of Engineering Sciences and a Fellow and Past Vice President of Hong Kong Academy of Engineering Sciences. He is also a Fellow of IEEE, IEE and HKIE, Past President of the Hong Kong Institution of Engineers. He was awarded the IEE International Lecture Medal in 2000 and lecturing on electric vehicles worldwide. In 2001, he was selected as one of Asia's Best Technology Pioneers by Asiaweek. During his career, Mr. Chan has advised on various consultancy projects for large corporations such as Ford Motor Company, Honda R & D Co Ltd., National Institute of Environmental Studies, Japan, Sumitomo Corporation and Mitsubishi Electric Corporation as well as serving as an advisor to government agencies. Since September 2005, Mr. Chan had been serving as an independent director of Rotoblock Corporation listed on Over-the-Counter Bulletin Board. He resigned from this position effective February 21, 2011. From 2003 to 2007, he served as Chairman of Advisory Board of ZAP (OTCBB) and from 2006 to 2008 as a Member of Advisory Board of Altair Nanotechnologies, Inc. (Nasdaq). Since February 2008, Mr. Chan has been serving as an independent director of Azeus Systems Holdings Ltd., a provider of IT consultancy services based in Hong Kong that is listed on Singapore Exchange Mainboard.

Mr. Chan’s outstanding academic achievements in electrical engineering, extensive expertise in technological advancement, and close collaboration with world-renowned manufacturers allow him to bring insights in technology and management practice of industrial companies to the Board. Mr. Chan serves as Chairman of Nominating and Corporate Governance Committee of our Board.

Lanxiang Gao	• Current Subsidiary COO • More than 30 years of Expertise in Micro Motors • Experience in Manufacturing Processes • R&D and Manufacturing Management
Ms. Gao joined the Company in September 2007 as Chief Operating Officer of Shanghai Tech Full Electric Co., Ltd., a wholly owned subsidiary of the Company. Ms. Gao worked as an engineer for Shanghai No.21 Research Institute, a research and development institution under the state-owned China Electronics Technology Group for over 30 years. She managed a development and production project of office automation motors in collaboration with Sankyo Seiki, Inc. of Japan for 10 years and served as the Senior Engineer managing micro motor research and development, with a focus on the development of specialty micro-motors of automobile seats for two years. Ms. Gao has won numerous government sponsored Science & Technology Progress Awards including a First Place Prize due to her outstanding contributions in the research and development of electric motors.

Ms. Gao’s extensive technical and management expertise in motor technology and manufacturing of micro motors make her an invaluable addition to the Board and bring to the Board the business knowledge in the area of micro motors, a business line of strategic importance to the Company.

Boyd Plowman	• Former CFO • Finance • Accounting • Tax • Strategic Planning • Manufacturing • Corporate Governance
Mr. Plowman joined Harbin Electric’s Board on December 1, 2009 as an independent board member. Mr. Plowman is a retired Executive Vice President and Chief Financial Officer of Fleetwood Enterprises, Inc. (“Fleetwood”) where he was employed from 1969 until 1987 and from 1997 until 2008. Fleetwood was the world’s largest producer of recreational vehicles and manufactured housing. During his career with Fleetwood, Mr. Plowman held numerous leadership positions including Controller, Treasurer, and Financial Vice President. During his second stint with Fleetwood, he served as Executive Vice President and Chief Financial Officer until his retirement in 2008. On March 9, 2009, Fleetwood filed a voluntary Chapter 11 petition for itself and for certain of its subsidiaries in the U.S. Bankruptcy Court for the Central District of California. He also served as President and Chief Executive Officer of Lee & Associates (Inland Empire Region). Lee & Associates is one of the leading commercial real estate brokerage firms in the United States. Prior to that, Mr. Plowman served as a Director and Chairman of the Audit Committee for Corporate Insurance and Reinsurance Company Limited (CIRCL), a Bermuda-based company reinsuring risks for captive insurance companies. Earlier in his career, Mr. Plowman worked as a senior auditor then tax accountant at Arthur Andersen & Co. and Ernst & Ernst and was a certified public accountant. Mr. Plowman is the co-founder and President of Boyd Plowman & Associates, Inc., a firm involved in  merchant banking and consulting services regarding real estate, capital formation, and financial services.

Mr. Plowman’s strong finance and accounting background and many years of CFO experience at a manufacturing company enable him to be an effective member of our Board, which needs financial and finance expertise and make him well qualified to serve as Chairman of our Audit Committee.

Tianfu Yang	• Founder • Current CEO • Leadership Vision • Strategic Planning • Manufacturing • Supply Chain • Marketing • Electrical Engineering • Public Policy • Public Service
Since May 2003, Mr. Yang has been the Chairman and CEO of Harbin Tech Full Electric Co., Ltd. From 2000 until now, he has been the Chairman and CEO of Harbin Tech Full Industry Co., Ltd. From 1994 to 2000, he was President of Harbin Tianheng Wood Industry Manufacture Co., Ltd. From 1991 to 1994, Mr. Yang was the President of Hong Kong Lianfa Real Estate Company. From 1988 to 1991, he was the President of Hong Kong Property Management Development. From 1986-1988, he was the President of Heilongjiang Cultural Development Company and Guangzhou Subsidiary Company. Mr. Yang graduated from Zhejiang University with a Masters degree in Electric Motor Automation and Control. Mr. Yang is currently the commissioner of the China Electro-Technical Society (CES) in the Linear Motor and Electromagnetism Eradiation Specialist Committees. Mr. Yang is also a Deputy representing Heilongjiang Province to the 11th National People’s Congress (NPC).

As the founder of the Company and a successful entrepreneur, Mr. Yang’s leadership vision, diverse business management experience, in-depth knowledge in electric motors, deep understanding of the market and government policy have enabled him to develop a thorough understanding of all aspects of Harbin Electric’s business and development and best qualify him as the leader of the Company and Chairman of the Board.

Yunyue Ye	• Expertise in Electric Motors • Academic Leadership • Technology • Manufacturing Processes
Mr. Ye is currently a professor in Electrical Engineering at Zhejiang University, where he has taught since 1978. Mr. Ye also serves as Director of the Aerospace Electric and Electrical Motor Institute of Zhejiang University and Director of the Linear Motor Institute of the Chinese Electrotechnical Society. Mr. Ye was also Council Member of the Chinese Electrotechnical Society.

Mr. Ye’s extensive expertise in the research and development of electric motors, especially in linear motors, brings intellectual horse power to the Board of Harbin Electric with a focus on technology and innovation.

Meetings of the Board and Committees

The Board held five (5) meetings during 2010.   The Audit Committee held eight (8) meetings in 2010.  The Compensation Committee held three (3) meetings in 2010.  The Nominating and Corporate Governance Committee held three (3) meeting in 2010.  The Special Committee held ten (10) meetings in 2010. Each director is expected to attend meetings of our Board and meetings of committees of our Board of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities. No director attended less than 75% of the meetings of any committee of which the director was a member. We do not have a policy with regard to Board members’ attendance at annual meetings of stockholders. Tianfu Yang, Lanxiang Gao, David Gatton, Boyd Plowman, Ching Chuen Chan, and Yunyue Ye attended the Company’s previous annual meeting in person.

Board Committees

In order to fulfill its responsibilities, the Board has delegated certain authority to its committees. The Board has four standing committees. Our three standing committees are: (i) Nominating and Corporate Governance; (ii) Compensation; (iii) Audit; and (iv) Special Committee. Each committee has its own charter, and each charter is reviewed annually by each committee to assure ongoing compliance with applicable law and sound governance practices.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist and advise the Board with respect to identifying individuals qualified to become members of the Board, evaluating the overall functioning and performance of the Board and its committees and developing and overseeing a set of corporate governance guidelines for the Company. Ching Chuen Chan, David Gatton, and Boyd Plowman are members of the Nominating and Corporate Governance Committee. There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board since the filing of the Company’s Definitive Proxy Statement on June 24, 2010 for its Annual Meeting of Stockholders, which was held on July 26, 2010. A copy of our Nominating and Corporate Governance Committee Charter can be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it.

The Nominating and Corporate Governance Committee evaluates all nominees, including current directors who may be up for re-election, based on several different professional criteria and in accordance with the minimum requirements as established in its charter and in the Company’s Articles of Incorporation and Bylaws. Among other things, the Nominating and Corporate Governance Committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with China-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with US public companies, language skills and other factors. The Nominating and Corporate Governance Committee believes that it is appropriate to include representation of senior management on the Board.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board are required to have such experience in business or financial matters as would make such nominee an asset to the Board and may, under certain circumstances, be required to be “independent,” as such term is defined in the Marketplace Rules of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee of the Board, c/o Harbin Electric, Inc., No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060.

Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Nominating and Corporate Governance Committee does not have a formal policy regarding the consideration of diversity in identifying nominees for director. The Committee does, however, consider the diversity of potential nominees in a broad sense, recognizing the benefits of cultural and gender diversity and the breadth of backgrounds, skills, and experiences that directors and candidates may bring to our Board. Our Board is diversified across genders, races, nationalities (Chinese and American) and professional expertise, the latter including technical, financial and managerial expertise. We believe that our board indeed represents a well balanced mix of diversity, particularly considering the nature of our business and its geographical characteristics.

Compensation Committee

The Compensation Committee evaluates and determines the salaries and incentive compensation for our Named Executive Officers. The function of the Compensation Committee is to evaluate and determine the compensation levels of the Company’s Named Executive Officers, including the Chief Executive Officer; and the equity allocations relating to the Company’s equity programs. David Gatton, Ching Chuen Chan, and Boyd Plowman are members of our Compensation Committee. The Compensation Committee Charter was amended on January 22, 2009. A copy of our Amended and Restated Compensation Committee Charter can also be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it. No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board or Compensation Committee and the Board or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Audit Committee

The Company has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee members for the year ended December 31, 2010 consisted of Boyd Plowman, David Gatton, and Ching Chuen Chan. Each of these members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board. The Audit Committee Charter was amended on February 9, 2011. A copy of our Amended and Restated Audit Committee Charter is filed with this Annual Report on Form 10-K as Exhibit 99.2 and can also be found on our website at www.harbinelectric.com and can be made available in print free of charge to any shareholder who requests it. The Audit Committee assists the Board in its oversight of the Company’s financial reporting process. The Audit Committee is directly responsible for the appointment, retention and termination of the independent accountants. The Audit Committee reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

Our Board has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Boyd Plowman is the “audit committee financial expert” and is an independent member of our Board.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board in its oversight of the Company’s financial reporting process. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Audit Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Charter, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Boyd Plowmans (Chairman)
David Gatton
Ching Chuen Chan

Special Committee

On October 10, 2010, the Board established a Special Committee. The purpose of the Special Committee is to (i) evaluate and consider for recommendation to the full Board the recent proposal by Mr. Tianfu Yang, our Chief Executive Officer, and Baring Private Equity Asia Group Limited to acquire the Company (the “Yang Proposal”) and (ii) explore and consider for recommendation to the full Board alternatives to the Yang Proposal, including: (x) remaining independent, (y) evaluating offers or bids received with respect to an alternative transaction, including a merger, tender offer or sale of substantially all of our assets, and (z) evaluating offers or bids with respect to an alternative transaction, including a merger, tender offer or sale of substantially all of our assets, that may be obtained through the solicitation by the Special Committee (all matters set out in sub clauses (y) and (z) collectively or individually an "Alternative Proposal").

David Gatton, Ching Chuen Chan, and Boyd Plowman are members of our Special Committee and Boyd Plowman serves as the Chairman of the Special Committee. Each of these members are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board. The members of the Special Committee will not participate in the Yang Proposal or any Alternative Proposal.

The Special Committee’s specific responsibilities include the following:

1. to (a) evaluate the terms of the Yang Proposal, (b) discuss with the parties to the Yang Proposal and their respective representatives any terms of the Yang Proposal and its implementation as the Committee deems appropriate, (c) negotiate with the parties to the Yang Proposal and their respective representatives any terms of the Yang Proposal as the Special Committee deems appropriate, (d) report to the Board the recommendations of the Special Committee with respect to the Yang Proposal, and (e) negotiate definitive agreements with respect to the Yang Proposal, the execution and delivery of any such agreements being subject, however, to the final approval of the Board;

2. to consider other alternatives and Alternative Proposals available to us, including but not limited to whether to remain independent or whether to solicit Alternative Proposals from other bidders;

3. with respect to any Alternative Proposals, to (a) solicit Alternative Proposals, (b) receive and evaluate the terms of any Alternative Proposal, (c) discuss with the parties to any Alternative Proposal and their respective representatives any terms of any Alternative Proposal and its implementation as the Special Committee deems appropriate, (d) negotiate with the parties to the Alternative Proposal any terms of the Alternative Proposal as the Special Committee deems appropriate, (e) report to the Board the recommendations of the Special Committee with respect to any Alternative Proposal, and (f) negotiate definitive agreements with respect to any Alternative Proposal, the execution and delivery of any such agreements being subject, however, to the final approval of the Board;

4. to make such investigation of the Company, the subsidiaries of the Company, the Yang Proposal, any Alternative Proposal and/or any matters relating thereto as the Special Committee, in its sole discretion, deems appropriate;

5. to take any and all such action as is necessary, advisable or appropriate in the Special Committee's discretion in connection with the Yang Proposal, any Alternative Proposal or other alternative available to us, including but not limited to (a) making recommendations to the Board and the stockholders regarding the Yang Proposal or any Alternative Proposal, (b) disclosing to the stockholders of the Company by means of press releases information regarding material developments related to the Yang Proposal or any Alternative Proposals, (c) making recommendations to us as to the disclosure to be included in our proxy statement to stockholders pursuant to which we may seek the approval of its stockholders to the Yang Proposal or any Alternative Proposal, (d) recommending to the full Board the taking of defensive measures, such as adopting a rights plan, to allow the Special Committee adequate time to discharge its duties, and (e) consulting with the Board and us during the negotiation process described in paragraphs 1 and 3 of this section regarding certain terms of the definitive agreements to the extent and in such manner as the Special Committee deems appropriate with sufficient time to enable the Board to comply with its obligations under the Nevada General Corporation Law; and

6. to establish, approve, modify, monitor and direct the process and procedures of the Special Committee relating to the foregoing.

The Special Committee Charter was adopted on November 3, 2010. A copy of our Special Committee Charter is filed with this Annual Report on Form 10-K as Exhibit 99.1.

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

Based on the Company’s review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission (the “SEC”) or written representations from certain reporting persons, we believe that during fiscal year 2010, all of the executive officers and Board complied with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Compensation Committee has determined that an executive officer who is a Chinese national and is based in China will be entitled to a locally competitive package and an executive officer who is an expatriate or who is based in the U.S. will be paid a salary commensurate with those paid to executives in the U.S. Among the named four executive officers, Ms. Shue is the only executive who is an American citizen, resides and works in the U.S. while the other three named executive officers are Chinese citizens working and living in China. Therefore, Ms. Shue is compensated based on the market compensation in the U.S. and received the highest salary while the other officers are compensated consistent with market compensation practices in China. The salary difference between Ms. Shue and the other officers is purely due to differences in living standards and compensation practices between China and the U.S. The number of stock options awarded to Ms. Shue as part of her compensation was determined when Ms. Shue was recruited to join the Company as Executive Vice President of Finance and Investor Relations. This position needs someone who has senior management experience and has expertise in corporate finance, accounting, investor relations, as well as having good communication skills and is fluent in both English and Chinese. A talent such as Ms. Shue, who holds a Ph.D. and MBA degree and has all the qualifications mentioned above, is not easy to find and attract, especially for a small cap Chinese company. The Compensation Committee determined that a compensation package relying on an average base salary and cash bonus needed a competitive option award in order to secure the services of a professional with Ms. Shue’s qualifications. The Compensation Committee believes that Ms. Shue’s compensation package is consistent with common compensation practices in the U.S. for her qualifications.

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

Risk Analysis of Our Compensation Programs

The Compensation Committee has reviewed the Company’s compensation plans as generally applicable to our executives and completed a risk assessment of the Company’s compensation plans in 2010. Based on this evaluation, the Compensation Committee concluded that our programs appropriately align compensation with long−term shareowner value creation and avoid short−term rewards for decisions that could pose long−term risks to the Company. The Compensation Committee believes that our plans do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. The design of our compensation policies and programs encourage our employees to remain focused on both the short-term and long-term goals of the Company. For example:

•	Our compensation mix is appropriately balanced with long-term equity incentive, short-term cash incentive bonus, and base salary;

•
Our cash bonus plans to executives measure performance on an annual basis and need to be approved by the Compensation Committee annually; the Company in its history has rarely granted cash bonuses to its executives;

•
The Compensation Committee maintains strict controls over the Company’s equity granting practices and the Company in its history has only granted very limited amount of stock options to its executives and employees;

•
Our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of our company to each Named Executive Officer.

	Year	Salary (Cash) ($)	Bonus (Cash) (1) ($)	Option Awards ($)	All other Compensation (2) ($)	Total ($)

Tianfu Yang, CEO (3)	2010	26,470	6,767	-	-	26,470
	2009	26,470	-	-	-	26,470
	2008	26,470	-	-	-	26,470

Zedong Xu, CFO (3)	2010	15,882	4,060	-	-	15,882
	2009	15,882	-	-	-	15,882
	2008	15,882	-	-	-	15,882

Tianli Yang, Vice President (3)	2010	15,882	4,060	-	-	15,882
	2009	15,882	-	-	-	15,882
	2008	15,882	-	-	-	15,882

Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary (4)	2010	77,842	27,500	-	41,758	147,100
	2009	76,290	27,500	-	40,810	144,600
	2008	70,360	-	-	39,240	109,600

(1) The Compensation Committee determined to award each named executive officer a bonus equivalent to 25% of each named executive officer’s total compensation for 2010 based on the following achievements by the management team: (i) Delivered a strong operational performance in 2010, achieving 91% revenue growth and 67% operating earnings growth in 2010 as compared to 2009; (ii) Integration of Xi’an Tech Full Simo with the Company’s operations; (iii) Successfully completed $50 million debt financing.

(2) Such amount represented reimbursement of health insurance, apartment and leased car expenses.

(3) Chinese citizen residing in China and compensated according to compensation practices in China.

(4) The Company had an outstanding performance in 2009, with highlights including a successful $115 million equity financing and completion of the largest acquisition in the Company’s history. Ms. Shue led the successful equity financing and played an important role in the acquisition. The Compensation Committee determined to award Ms. Shue a bonus of $27,500 for her outstanding contribution to the Company’s performance in 2009.

Grant of Plan Based Awards

No grant of any award pursuant to the Company’s 2005 Stock Option Plan was made in 2010 to any Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tianfu Yang, CEO (1)	30,000	-	$8.10	2/ 6/11
Christy Shue, Executive Vice President of Finance and Investor Relations and Corporate Secretary (2)	230,000	-	15.60	12/15/12

(1) Mr. Tianfu Yang received a stock option grant of 30,000 shares in February 2006 at an exercise price of $8.10 per share, all of which were vested and were exercisable as of December 31, 2010. However, these options were expired on February 6, 2011.

(2) Ms. Christy Shue received a stock option grant of 230,000 shares in December 2007 at an exercise price of $15.60 per share, all of which vested and were exercisable as of December 31, 2010.

Aggregate Option Exercises In Last Fiscal Year and Value Realized on Exercise

None.

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

Potential Payment Upon Termination of Change in Control

On November 26, 2007, the Company and Christy Young Shue, the Company’s Executive Vice President of Finance and Investor Relations, entered into the Employment Agreement dated November 27, 2007. In the event Ms. Shue's employment is terminated without cause, she will be eligible to receive any base salary earned to the date of termination, a severance amount equal three (3) times her current base salary in effect on the date of termination and the immediate vesting of any unvested options.

Director Compensation

The following table summarizes compensation that our directors earned during 2010 for services as members of our Board.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Ching Chuen Chan (1)	66,000	-	-	66,000
David Gatton (2)	66,000	-	-	66,000
Boyd Plowman(3)	81,000	-	-	81,000
Yunyue Ye	-	-	-	-
Lanxiang Gao	-	-	-	-

(1)
Ching Chuen Chan received $36,000 for his service as a director of the Board and $30,000 for his service as a member to the Special Committee of the Board formed on October 10, 2010 to consider, among other things, a proposal by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang to take the Company private.

(2)
Dave Gatton received $36,000 for his service as a director of the Board and $30,000 for his service as a member to the Special Committee of the Board formed on October 10, 2010 to consider, among other things, a proposal by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang to take the Company private.

(3)
Boyd Plowman received $36,000 for his service as a director of the Board and $45,000 for his service as the Chairman of the Special Committee of the Board formed on October 10, 2010 to consider, among other things, a proposal by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang to take the Company private.

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

On January 31, 2005, the Company granted a total of 150,000 stock options to purchase shares of its common stock to three directors of the Company under the Company’s 2005 Stock Option Plan, pursuant to written agreements (the “Agreements”). Each of these options terminates five (5) years from the date of grant. Per each of the Agreements, options shall become exercisable during the term that Optionee serves as a Director of the Company as follows: (i) 50% of the shares of Stock subject to each of these Options became exercisable immediately as of the date of the Agreements; and (ii) the balance of the shares of stock subject to these Options shall become exercisable in eight (8) equal quarterly installments of three thousand one hundred twenty five (3,125) shares of stock subject to this Option. The first such installment became exercisable as of the last day of the first quarter of calendar year 2005, with an additional 3,125 of such shares becoming exercisable as of such date. An additional 3,125 of such shares became exercisable on the last day of each of the second, third and fourth quarters of 2005 and on the last day of each of the first, second and third quarters of 2006. The Company granted to Optionee the right to purchase the number of shares of Stock set forth in the Agreement, for cash (or other consideration as is authorized under the Plan and acceptable to the Board of the Company, in their sole and absolute discretion) at $3.10 per share (the “Exercise Price”), such price being not less than eighty-five percent (85%) of the fair market value per share of the Shares covered by this Option as of the date of the Agreement.

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

On December 1, 2009, in connection with the Independent Director Agreement (the “Agreement”) dated November 30, 2009 between the Company and Boyd Plowman, the Company granted options (the “Options”) to Mr. Plowman to purchase an aggregate of 30,000 shares of the Company's common stock, at an exercise price of $20.02 per share, the closing price of the Company’s common stock on November 30, 2009.  Fifty percent of the options (15,000 shares) shall vest immediately.  The remaining options shall become exercisable in twelve (12) equal quarterly installments of one thousand two hundred and fifty (1,250) options, with the first installment to be exercisable as of the last day of the first quarter of calendar year 2010, with an additional 1,250 of options becoming exercisable as of the last day of each subsequent quarter until fully-vested.

Compensation Committee Interlocks and Insider Participation

Members of our Compensation Committee of the Board were David Gatton, Ching Chuen Chan, and Boyd Plowman. No member of our Compensation Committee was, or has been, an officer or employee of the Company or any of our subsidiaries.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

The members of the Compensation Committee are:

David Gatton, Chairman
Ching Chuen Chan
Boyd Plowman

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock by:

(i) each person known to beneficially own more than five percent of our common stock;

(ii) each of our directors, nominees, and executive officers; and

(iii) all of our directors and executive officers as a group.

The number of shares beneficially owned by each director, nominee or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days of March 11, 2011. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly) shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class	Name and Address of Beneficial Owner**	Amount of Beneficial Ownership		Percentage of Class (1)
Common Stock	Tianfu Yang	9,633,354	(2)	30.83%

Common Stock	Tianli Yang	500,000	(3)	1.60%

Common Stock	Zedong Xu	350,000	(4)	1.12%

Common Stock	Ching Chuen Chan	18,000		*

Common Stock	Boyd Plowman	21,250	(5)	*

Common Stock	David Gatton	15,268	(6)	*

Common Stock	Yunyue Ye	45,000		*

Common Stock	Lanxiang Gao	120,010		*

Common Stock	Christy Shue	230,000	(7)	*

Common Stock	Shares of all directors and executive officers as a group (9 persons)	10,932,882	(8)	34.98%

Common Stock	Abax Global Capital (Hong Kong) Limited, Suite 6708, 67/F Two International Finance Centre, 8 Finance Street, Central, Hong Kong SAR	1,692,020	(9)	5.41%

* Indicates less than one percent.
** The address of each director, nominee, and executive officer is c/o Harbin Electric, Inc., No. 9 Ha Ping Xi Lu, Ha Ping Lu Ji Zhong Qu, Harbin Kai Fa Qu, Harbin, People’s Republic of China 150060.

(1)	Based on 31,250,820 shares of common stock outstanding as of March 11, 2011.

(2)
Includes 2,633,354 shares of common stock owned by Hero Wave Investments Limited, a British Virgin Islands company (“Hero”). Mr. Yang is the sole owner of the equity of Hero and has voting and dispositive control over the shares of common stock held by Hero.

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

(5)	Includes options to acquire 21,250 shares of common stock exercisable within 60 days of March 11, 2011.

(6)	Includes 8,260 shares of common stock owned by Mr. Gatton’s wife, Jillian F. McNamara.

(7)	Includes options to acquire 230,000 shares of common stock exercisable within 60 days of March 11, 2011.

(8)	Includes aggregate options to acquire 290,000 shares of common stock in each case exercisable within 60 days of March 11, 2011.

(9)
The Schedule 13G filed on December 9, 2010, was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Abax Lotus Ltd. (“Abax Lotus ”), (ii) Abax Jade Ltd. (“Abax Jade”), (iii) Abax Global Opportunities Fund (“Global Fund”), (iv) Abax Upland Fund (“Upland”), (v) Abax Arhat Fund (“Arhat”), (vi) Abax Claremont Ltd. (“Upland Managing Member”), (xii) Abax Global Capital (“AGC”), (viii) AGC Asia 3 Ltd. (“AGC Asia 3”), (ix) Abax Global Capital (Hong Kong) Limited (“Abax HK”), (x) Abax Nai Xin A Ltd. (“Abax Nai Xin”), and (xi) Mr. Xiang Dong Yang (collectively with Abax Lotus, Abax Jade, Global Fund, Upland, Arhat, Upland Managing Member, AGC, AGC Asia 3, Abax HK, and Abax Nai Xin, the “Reporting Persons”) with respect to shares of Common Stock of the Company (and/or warrants to purchase such stock) owned by Abax Nai Xin, a Cayman Islands domiciled exempted company, Abax Jade, a Cayman Islands domiciled exempted company, Abax Lotus, a Cayman Islands domiciled exempted company, and AGC Asia 3, a Cayman Islands domiciled exempted company. The Global Fund is the sole shareholder of Abax Lotus, Abax Nai Xin and Abax Jade. Arhat and Upland together hold 100% of the Global Fund. AGC is the managing shareholder of Arhat and Abax HK while Upland Managing Member is the managing member of Upland. Abax HK is the investment advisor to AGC, Arhat, Upland, the Global Fund, and AGC Asia 3. Mr. Xiang Dong Yang is the controlling person of AGC and Upland Managing Member, and may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) all Shares that are owned beneficially and directly by Abax Nai Xin, Abax Jade, Abax Lotus. Mr. Xiang Dong Yang is the ultimate controlling shareholder of Abax HK and may be deemed to beneficially own the shares owned by AGC Asia 3. Each of Arhat, Upland, AGC, Upland Managing Member, Abax HK, the Global Fund, and Mr. Xiang Dong Yang disclaims beneficial ownership of such shares for all other purposes. The information was derived from a Schedule 13G filed on December 9, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

On December 28, 2010, the Company made an advance of $1,517,000 to Tai Fu Industrial Co., Ltd., an entity owned by Tianfu Yang, the Company’s Chairman. The purpose of the advance was to accommodate an urgent cash need of a transaction for this related entity under a guarantee to repay the Company within a few days. As of December 31, 2010, the money was repaid in full.
.
Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Company does not have a formal policy regarding approval of transactions required to be disclosed under item 404 of the SEC’s Regulation S-K.

A majority of our Board members is independent from the Company, its management and its independent registered public accounting firm. Based on our Nominating and Corporate Governance Committee’s review of our current directors, our Board has determined that all of our non-employee directors, listed below, are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board.

Ching Chuen Chan
Dave Gatton
Boyd Plowman
Yunyue Ye

As a technology-focused Company, we often collaborate with universities and research institutions on certain technologies that are of interests of the Company and that potentially could advance the products of the Company. Zhejiang University located in Hangzhou, China (the “University”) is one of many such universities and institutions with which we have established collaborations. Yunyue Ye, a director of our Board, is a professor employed at the University. The Board concluded that Yunyue Ye qualifies as an independent director under 407(a)(3) of Regulation S-K based on the following:

•	The collaboration agreement was signed with the University, not with Mr. Ye himself.

•	The research grant provided by the Company went to the University research fund, not to Mr. Ye himself.

•	The University is a State-Owned university. Mr. Ye has neither any ownership position of the University nor any control position with respect to the University.

•
The University is one of the largest universities in China. The total number of faculty and staff members of the University is 8,434 and Mr. Ye’s personal influence on the University’s decisions is very limited.

ITEM 14. Principal Accounting Fees and Services

The Audit Committee is responsible for engaging the Company's independent registered public accounting firm, and has evaluated the qualifications, performance and independence of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP). Based on this evaluation, the Audit Committee has approved and selected, and stockholders have ratified, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) as the Company's independent registered public accounting firm for 2010.

Audit Fees

The Audit Committee engaged Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) to perform an annual audit of the Company's financial statements, which includes an audit of the Company's internal controls over financial reporting, for the years ended December 31, 2010 and December 31, 2009. The aggregate fees, including out of pocket expenses, for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-Ks and 10-Qs services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

2010:	$836,232	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

2009:	$560,700	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

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

2010:	$29,500	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

2009:	$515,000	Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

2010:	$30,000	Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

2009:	$25,000	Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

All Other Fees

There are no other fees to disclose.

All of the fees paid to Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP) for the fiscal years ended December 31, 2010 and 2009 described above were pre-approved by the audit committee.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Method of Filing

1.1	Underwriting Agreement, dated July 30, 2009, between the Company and Roth Capital Partners, LLC.	Filed as Exhibit 1.1 to the current report on Form 8-K filed with the Commission on July 30, 2009 and incorporated herein by reference.

3.1	Articles of Incorporation of the Company	Filed as Exhibit 3.1 to the registration statement on Form SB-2 filed with the Commission on October 10, 2003 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Commission on October 20, 2008 and incorporated by reference.

3.3	Amendment to the Bylaws of the Company	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 20, 2006 and incorporated herein by reference.
3.4	Articles of Merger dated as of January 27, 2005 byand between the Company and Torch Executive Services Ltd., a Nevada corporation.	Filed as Exhibit 3.1 to the quarterly report on Form 10-Q filed with the Commission on May 8, 2009 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 31, 2005	Filed as Exhibit 10.1 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.2	Common Stock Purchase Agreement dated as of August 31, 2005	Filed as Exhibit 10.2 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.3	Option Agreement dated as of August 31, 2005	Filed as Exhibit 10.3 to the registration statement on Form SB-2 filed with the Commission on April 27, 2006 and incorporated herein by reference.

10.4	Term Sheet dated August 2, 2006	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on August 2, 2006 and incorporated herein by reference.

10.5	Agreement on Cooperation between Harbin Tech Full Electric Co., Ltd. and Institute of Electrical Engineering of the Chinese Academy of Sciences	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on August 25, 2006 and incorporated herein by reference.

10.6	Purchase Agreement among the Company, Advanced Electric Motors, Inc., Citadel Equity Fund Ltd. and Merrill Lynch International, dated August 29, 2006	Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.7	Indenture among the Company, Advanced Electric Motors, Inc. and The Bank of New York, as trustee, dated August 30, 2006	Filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(a)	2010 Global Note	Filed as Exhibit 4.3(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.8(b)	2012 Global Note	Filed as Exhibit 4.3(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.9	Registration Rights Agreement between the Company and the Investors, dated August 30, 2006	Filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.10	Share Pledge Agreement between the Company and The Bank of New York, as collateral agent, dated August 30, 2006	Filed as Exhibit 4.5 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.11	Warrant Agreement between the Company and The Bank of New York, as warrant agent, dated August 30, 2006	Filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(a)	Global First Tranche 2012 Warrants	Filed as Exhibit 4.7(a) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(b)	Global Second Tranche 2012 Warrants	Filed as Exhibit 4.7(b) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.12(c)	Global 2009 Warrants	Filed as Exhibit 4.7(c) to the current report on Form 8-K filed with the Commission on September 1, 2006 and incorporated herein by reference.

10.13	Voting Agreement among the Company, Tianfu Yang and Citadel Equity Fund Ltd., dated August 30, 2006	Filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 1, 2001 and incorporated herein by reference.

10.14	Noncompetition Covenant and Agreement among Citadel Equity Fund Ltd., Merrill Lynch International and Tianfu Yang, dated August 30, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.15	Agreement between Harbin Tech Full Electric Co., Ltd. and Shanghai Lingang Investment and Development Company Limited, dated September 8, 2006	Filed as Exhibit 10.15 to the Registration Statement on SB-2 filed with the Commission on October 4, 2006 and incorporated herein by reference.

10.16	Letter Agreement dated April 9, 2007 by and among Harbin Electric, Inc, Shelton Technology LLC, Shaotang Chen and Xioagang Luo	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.17	License Agreement dated as of April 9, 2007 by and among Advanced Automation Group. LLC, Shelton Technology, LLC, Shaotang Chen and Xiaogang Luo	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.18	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Shaotang Chen	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

10.19	Employment Agreement dated April 9, 2007 by and between Advanced Automation Group, LLC and Xiaogang Luo.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on April 13, 2007 and incorporated herein by reference.

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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 11, 2008 and incorporated herein by reference.

10.27	Amendment to Letter Agreement, dated as of December 11, 2008 between the Company and Shelton Technology, LLC.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 16, 2008 and incorporated herein by reference.

10.28	Second Amendment to Letter Agreement , dated as of April 21, 2009 between the Company and Shelton Technology, LLC..	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 24, 2009 and incorporated herein by reference.

10.29	Amendment to Employment Agreement, dated April 1, 2009 by and between the Company and Ms. Christy Young Shue.	Filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Commission on May 8, 2009 and incorporated herein by reference.

10.30	Letter Agreement between the Company and Citadel Equity Fund Ltd. dated June 1, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 5, 2009 and incorporated herein by reference.

10.31	Merrill Lynch International (“Merrill”) and ABN AMRO Bank N.V., London Branch (“ABN”) Letter Agreement among the Company, Merrill and ABN dated July 14, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.32	Abax Letter Agreement among the Company, Abax Jade and Abax Nai Xin dated July 14, 2009.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.33	Equity Acquisition Agreement between Harbin Tech Full Electric Co. Ltd., Xi’an Simo Electric Co. Ltd. and Shaanxi Electric Machinery Association dated October 2, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 7, 2009 and incorporated herein by reference.

10.34	SWAP Termination Agreement between the Company and Merrill Lynch International, dated as of September 16, 2009.	Filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed with the Commission on November 9, 2009 and incorporated herein by reference.

10.35	Independent Director Agreement dated November 30, 2009, between the Company and Boyd R. Plowman.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2009 and incorporated herein by reference.

10.36	Third Amendment to the Letter Agreementbetween the Company and Shelton Technology, LLCdated as of December 7, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 8, 2009 and incorporated herein by reference.

10.37	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Zhejiang Ximen Punching Co., Ltd. dated June 3, 2010.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.38	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Xi’an Simo Imports and Exports Co., Ltd., and Fu Nong, dated June 3, 2010.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.39	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.40	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.41	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Pingan Duan, dated June 3, 2010.	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.42	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.43	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Guoping Cui, dated June 3, 2010.	Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.44	Loan Agreement dated July 28, 2010, by and between the Company and Abax Emerald Ltd.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2010 and incorporated herein by reference.

10.45	Option Exercise Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between the Company, Advance Automation Group, LLC, Shelton Technology, LLC and Ms. Julie Chen.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

10.46	Amended and Restated Limited Liability Company Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between Advanced Electric Motors, Inc. and Shelton Technology, LLC.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

10.47	Term Loan Facility Agreement dated November 22, 2010, by and between the Company and China Development Bank Corporation, Hong Kong Branch.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 23, 2010 and incorporated herein by reference.

10.48	Indemnification Agreement, dated as of February 21, 2011, between the Company and Ching Chuen Chan.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.49	Indemnification Agreement, dated as of February 21, 2011, between the Company and David Gatton.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.50	Indemnification Agreement, dated as of February 21, 2011, between the Company and Boyd R. Plowman.	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.51	Indemnification Agreement, dated as of February 21, 2011, between the Company and Lanxiang Gao.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.52	Indemnification Agreement, dated as of February 21, 2011, between the Company and Yunyue Ye.	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.53	Indemnification Agreement, dated as of February 21, 2011, between the Company and Tianfu Yang.	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.54	Indemnification Agreement, dated as of February 21, 2011, between the Company and Tianli Yang.	Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.55	Indemnification Agreement, dated as of February 21, 2011, between the Company and Zedong Xu.	Filed as Exhibit 10.8 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.56	Indemnification Agreement, dated as of February 21, 2011, between the Company and Christy Shue.	Filed as Exhibit 10.9 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Special Committee Charter	Filed herewith.

99.2	Amended and Restated Audit Committee Charter	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Harbin Electric, Inc.

Date: March 16, 2011	By:	/s/ Tianfu Yang
	By:	Tianfu Yang
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

NAME	TITLE

/s/ Tianfu Yang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
Tianfu Yang

/s/ Zedong Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011
Zedong Xu

/s/ Lanxiang Gao	Director	March 16, 2011
Lanxiang Gao

/s/ Ching Chuen Chan	Director	March 16, 2011
Ching Chuen Chan

/s/ Boyd Plowman	Director	March 16, 2011
Boyd Plowman

/s/ David Gatton	Director	March 16, 2011
David Gatton

/s/ Yunyue Ye	Director	March 16, 2011
Yunyue Ye

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Harbin Electric, Inc.

We have audited the accompanying balance sheets of Harbin Electric, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed a qualified opinion.

/S/ Frazer Frost, LLP

Brea, CA

March 15, 2011

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,753,870	$92,902,400
Restricted cash	1,061,900	3,522,009
Notes receivable	1,845,883	1,086,929
Accounts receivable, net	85,899,332	93,322,885
Inventories, net	62,843,556	74,913,877
Other assets, current	2,501,695	5,828,453
Advances on inventory purchases	15,893,866	11,718,544
Total current assets	268,800,102	283,295,097

PLANT AND EQUIPMENT, net	173,074,138	156,364,548

OTHER ASSETS:
Debt issuance costs, net	496,804	359,255
Advances on plant and equipment purchases	48,830,831	10,532,902
Advances on intangible assets	3,645,361	3,133,512
Goodwill	54,919,738	54,073,754
Other intangible assets, net	23,147,079	21,472,471
Other assets, non-current	1,403,326	1,722,693
Total other assets	132,443,139	91,294,587

Total assets	$574,317,379	$530,954,232

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$2,123,800	$4,533,268
Accounts payable	26,881,540	47,099,135
Short term loans	29,490,480	44,439,629
Customer deposits	14,621,882	18,455,842
Accrued liabilities and other payables	17,934,047	12,329,394
Taxes payable	8,205,807	8,233,862
Amounts due to original shareholders	758,500	28,681,976
Current portion of notes payable, net	-	7,660,210
Total current liabilities	100,016,056	171,433,316

LONG TERM LIABILITIES:
Long term loans	50,070,000	4,401,000
Warrant liability	1,526,530	4,623,558

Total liabilities	151,612,586	180,457,874

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
31,250,820 and 31,067,471 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	312	310
Paid-in-capital	218,212,343	218,094,374
Retained earnings	136,149,513	69,594,111
Statutory reserves	33,129,367	22,869,423
Accumulated other comprehensive income	32,360,515	18,638,299
Total shareholders' equity	419,852,050	329,196,517

NONCONTROLLING INTERESTS	2,852,743	21,299,841

Total liabilities and shareholders' equity	$574,317,379	$530,954,232

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

REVENUES	$426,481,250	$223,234,394	$120,820,302

COST OF SALES	290,768,312	146,622,220	73,343,521

GROSS PROFIT	135,712,938	76,612,174	47,476,781

RESEARCH AND DEVELOPMENT EXPENSE	3,423,386	2,093,366	1,170,169

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38,974,147	18,671,507	11,913,435

INCOME FROM OPERATIONS	93,315,405	55,847,301	34,393,177

OTHER EXPENSE (INCOME), NET
Other income, net	(5,489,629)	(5,462,148)	(1,575,224)
Interest expense, net	4,593,099	12,315,645	6,065,814
Loss on currency hedge settlement	-	9,000,000	-
Gain on debt repurchase	-	(4,155,000)	-
Loss from disposal of subdivision	623,158	-	-
Change in fair value of warrants	(574,131)	13,214,525	-
Total other (income) expense, net	(847,503)	24,913,022	4,490,590

INCOME BEFORE PROVISION FOR INCOME TAXES	94,162,908	30,934,279	29,902,587

PROVISION FOR INCOME TAXES	14,915,151	7,796,084	4,523,888

NET INCOME BEFORE NONCONTROLLING INTEREST	79,247,757	23,138,195	25,378,699

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2,432,411	3,491,414	-

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	76,815,346	19,646,781	25,378,699

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	13,721,482	(70,011)	9,513,907
Foreign currency translation adjustment attributable to noncontrolling interest	(22,826)	683
Change in fair value of derivative instrument	-	(3,237,042)	5,081,414

COMPREHENSIVE INCOME	$90,514,002	$16,340,411	$39,974,020

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,102,634	25,568,936	20,235,877
Earnings per share before noncontrolling interest	$2.55	$0.90	$1.25
Earnings per share attributable to controlling interest	$2.47	$0.77	$-
Earnings per share attributable to noncontrolling interest	$0.08	$0.13	$-

Diluted
Weighted average number of shares	31,282,065	25,672,420	21,323,660
Earnings per share before noncontrolling interest	$2.53	$0.90	$1.19
Earnings per share attributable to controlling interest	$2.46	$0.77	$-
Earnings per share attributable to noncontrolling interest	$0.07	$0.13	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total

BALANCE, January 1, 2008	18,143,156	$181	$44,970,589	$32,281,312	$9,014,462	$(1,649,969)	$-	$84,616,575

Exercise of stock warrants at $3.50	322,298	3	1,128,040					1,128,043
Exercise of stock options at $3.10	25,000		77,500					77,500
Non cash exercise of stock options at $3.10	11,624							-
Exercise of stock warrants at $7.8	100,000	1	779,999					780,000
Stock issuance for cash at $14.13	3,500,000	35	46,290,708					46,290,743
Amortization of stock compensation			1,782,454					1,782,454
Net Income				25,378,699				25,378,699
Adjustment to statutory reserves				(5,559,532)	5,559,532			-
Foreign currency translation gain						9,513,907		9,513,907
Net change related to cash flow hedge						5,081,414		5,081,414

BALANCE, December 31, 2008	22,102,078	220	95,029,290	52,100,479	14,573,994	12,945,352	-	174,649,335

Cumulative effect of reclassification of warrants			(13,613,718)	6,142,280				(7,471,438)

BALANCE, January 1, 2009 as adjusted	22,102,078	220	81,415,572	58,242,759	14,573,994	12,945,352	-	167,177,897

Exercise of stock warrants at $7.80	1,428,846	14	26,122,124					26,122,138
Amortization of stock compensation			1,211,037					1,211,037
Non cash exercise of warrants at $12.25	85,227	1	1,055,266					1,055,267
Stock issuance for cash at $16	7,187,500	72	107,521,878					107,521,950
Noncontrolling interest in acquiree							17,957,815	17,957,815
Net income				19,646,781			3,491,414	23,138,195
Exercise of stock options at $3.10	65,000	1	201,499					201,500
Exercise of stock options at $8.10	70,000	1	566,999					567,000
Cashless exercise of options	128,820	1	(1)					-
Adjustment to statutory reserves				(8,295,429)	8,295,429			-
Dividend distribution							(150,071)	(150,071)
Foreign currency translation gain						(70,011)	683	(69,328)
Net change related to cash flow hedge						(3,237,042)		(3,237,042)
Reclassification of change in cash flow hedge to earnings						9,000,000		9,000,000
								-
BALANCE, December 31, 2009	31,067,471	310	218,094,374	69,594,111	22,869,423	18,638,299	21,299,841	350,496,358

Amortization of stock compensation			994,779					994,779
Exercise of stock warrants at $10.84	183,349	2	4,510,398					4,510,400
Net income				76,815,346			2,432,411	79,247,757
Adjustment to statutory reserve				(10,259,944)	10,259,944			-
Deconsolidation of subsidiaries						23	(1,604,613)	(1,604,590)
Acquisition of noncontrolling interest			(5,387,208)			711	(22,134,423)	(27,520,920)
Increase in noncontrolling interest							2,882,353	2,882,353
Foreign currency translation gain						13,721,482	(22,826)	13,698,656
								-
BALANCE, December 31, 2010	31,250,820	$312	$218,212,343	$136,149,513	$33,129,367	$32,360,515	$2,852,743	$422,704,793

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$2,432,411	$3,491,414	$-
Net income attibutable to controlling interest	76,815,346	19,646,781	25,378,699
Consolidated net income	79,247,757	23,138,195	25,378,699
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	8,027,525	3,563,602	1,608,724
Amortization of intangible assets	1,638,801	1,166,304	1,032,674
Amortization of debt issuance costs	362,451	1,313,024	542,438
Amortization of debt discount	1,439,790	10,949,344	4,489,135
Provision for (recovery of) accounts receivable	7,205,988	(437,191)	(1,899)
Provision for inventory reserve	1,549,882	-	-
Share-based compensation	994,779	1,211,037	1,782,454
Loss on derivative instrument	-	-	541,018
Realized loss on extinguishment of derivative liability	-	9,000,000	-
Realized gain on repurchase of notes payable	-	(4,155,000)	-
Loss on disposal of equipment	792,417	1,305,831	-
Gain on disposal of intangiable assets	-	(89,955)	-
Change in fair value of warrants	(574,131)	13,214,525	-
Loss on sale of subdivision	623,158	-	-
Change in operating assets and liabilities
Notes receivable	(1,203,746)	352,233	(1,076,669)
Accounts receivable	2,714,677	69,474	(1,174,801)
Inventories	11,576,990	12,174,305	9,605,737
Other assets, current	2,604,927	(1,321,224)	1,313,578
Advances on inventory purchases	(3,697,854)	(151,787)	(730,043)
Other assets, non-current	330,641	98,624	8,920
Accounts payable	(20,776,901)	(1,660,309)	591,620
Customer deposits	(3,769,686)	(4,052,825)	(1,277,737)
Accrued liabilities & other payables	4,519,337	(2,483,281)	(1,627,632)
Taxes payable	(323,954)	(688,173)	1,298,829
Net cash provided by operating activities	93,282,848	62,516,753	42,305,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,092,963	5,061,757
Payment for advances on non-current assets	-	(4,317,899)	(403,620)
Payment for advances on intangible assets	(395,009)	-	-
Payment for advances on equipment purchases	(36,983,064)	-	-
Purchase of intangible assets	(94,373)	(9,969)	-
Purchase of plant and equipment	(19,510,180)	(8,478,159)	(16,035,159)
Proceeds from disposal of plant and equipment	206,509	282,877	-
Additions to construction-in-progress	(1,010,284)	(3,733,692)	(16,386,519)
Payment to original shareholders for acquisition	(27,230,236)	(83,958,460)	(53,335,500)
Payment to acquire noncontrolling interests	(27,684,220)	-	-
Deconsolidation of cash held in disposed subdivisions	(602,948)	-	-
Proceeds from sale of controlling interests in subsidiaries	1,846,105	-	-
Net cash used in investing activities	(111,457,700)	(89,122,339)	(81,099,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,516,199	(2,992,096)	(504,525)
Net proceeds from stock issuance	-	107,491,950	46,290,743
Proceeds received from exercise of warrants and options	1,987,503	11,913,499	1,985,543
Deposit to secure investment in cross currency hedge	-	1,000,000	-
Payment on cross currency hedge	-	(9,000,000)	(365,032)
Payment to related party	(1,517,000)	-	-
Proceeds from related party	1,517,000	-	-
Proceeds from cross currency hedge	-	-	145,945
Payment on notes payable	(9,100,000)	(32,745,000)	(4,000,000)
Proceeds from notes payable-short term	1,913,542	6,151,756	-
Payment on notes payable-short term	(4,413,968)	(5,125,486)	(3,315,450)
Proceeds from short term loan-bank	23,374,520	15,020,201	-
Repayment of short term loan-bank	(37,786,835)	(18,872,916)	(1,034,997)
Proceeds from short term loan-other	1,076,807	-	-
Repayment of short term loan-other	(6,349,035)	-	-
Repayment of long term loan-bank	-	(1,466,700)	-
Proceeds from long term loan-bank	49,570,000	-	-
Dividend payment to shareholders	-	(150,071)	-
Net cash provided by financing activities	22,788,733	71,225,137	39,202,227

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,237,589	(129,414)	2,470,139

INCREASE IN CASH	5,851,470	44,490,137	2,878,370

Cash and cash equivalents, beginning of period	92,902,400	48,412,263	45,533,893

Cash and cash equivalents, end of period	$98,753,870	$92,902,400	$48,412,263

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Recent development

In October 2009, Harbin Electric acquired Xi’an Tech Full Simo Motor Co., Ltd. (“Simo Motor”). Simo Motor formerly known as Xi’an Simo Motor Incorporation (Group), was initially established in 1955 as a State-Owned Enterprise and one of the major foundation companies of China’s electric motor industry. In January 2004, Simo Motor was privatized as a shareholding company from the former Xi’an Electric Motor Works under the corporate laws of the People’s Republic of China (“PRC”). Simo Motor develops and manufactures various industrial motors. Simo Motor sells its products primarily in China and also in certain international markets. Simo Motor had developed to a large enterprise group which consisted of 15 wholly-owned and 8 majority owned subsidiaries mainly engaged in manufacturing and selling of electric motors. As a result, the Company’s ownership to Simo Motor and all subsidiaries averaged to 87.2% at the time of the acquisition. The remaining 12.8% was owned by noncontrolling shareholders. See Note 18 for further discussion.

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
DECEMBER 31, 2010

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

On October 10, 2010, our Board of Directors (the “Board”) received a non-binding proposal from Mr. Tianfu Yang (“Mr. Yang”) and Baring Private Equity Asia Group Limited (“Baring”) for Mr. Yang and an investment fund advised by Baring (the "Baring Fund") to acquire all of the outstanding shares of Common Stock of Harbin Electric not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, subject to certain conditions, and to take the Company private. On November 19, 2010, Mr. Yang submitted to our Board a non-binding modification letter (the “Modification Letter”) modifying the proposal presented to the Board on October 10, 2010.  The Company’s Board of Directors has formed a special committee of independent directors to evaluate and consider this proposal and any other alternative proposals or other strategic alternatives that may be available to the Company.

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
DECEMBER 31, 2010

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

Translation adjustments resulting from this process amounted to a gain of $13,721,482, a loss of $70,011, and a gain of $9,513,907 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 and 2009 were translated at 6.59 RMB to $1.00 and 6.84 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the fiscal years ended December 31, 2010, 2009 and 2008 were 6.76 RMB to $1.00, 6.84 RMB to $1.00 and 6.96 RMB to $1.00, respectively.

Transaction loss of $220,235, $88,993, and $358,460 were recognized which were included in the other income for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which typically exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not insured. As of December, 2010 and 2009, the Company had deposits in excess of federally insured limits totaling $98,989,404 and $92,701,730, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

No customer accounted for more than 10% of the net revenue for the fiscal year ended December 31, 2010.  Two major customers accounted for approximately 22% of the net revenue for the fiscal year ended December 31, 2009, individually accounting for 12% and 10%, respectively. At December 31, 2009, the total accounts receivable balance due from these two customers was $22,835,846, representing 24% of total accounts receivable.  Three major customers accounted for 43% of the net revenue for the fiscal year ended December 31, 2008, individually accounting for 16%, 15%, and 12%, respectively.

No vendor provided more than 10% of the Company’s purchases of raw materials for the fiscal year ended December 31, 2010. One major vendor provided approximately 16% of the Company’s purchases of raw materials for the year ended December 31, 2009.  Two major vendors provided 39% of the Company’s purchase of raw materials for the year ended December 31, 2008, individually accounting for 23% and 16%, respectively. The Company’s accounts payable to these vendors was $0 and $0 at December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010

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

Notes receivable

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by banks of the customers.  Notes receivables are interest-free with maturity dates of three or six months from date of issuance. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

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

Inventories

Inventories are valued at the lower of cost or market value, as determined on a first-in, first-out basis, using the weighted average method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventories to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, they are not marked up subsequently based on changes in underlying facts and circumstances.  Inventories are composed of raw material for manufacturing electrical motors, work in process and finished goods within the Company’s warehouse premise or consigned at a customer site. The inventory allowance is made when the inventory’s market value is lower than the cost. The recovery of the reserve is only made through sale or disposition of such inventory items.

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

Estimated Useful Life
Buildings	20-40 years
Vehicle	5-10 years
Office equipment	5-6 years
Production equipment	10-12 years

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of December 31, 2010.

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

General intangibles other than goodwill

Intangible assets that are acquired individually or as part of a group of assets, other than those acquired in a business combination are initially recorded at their fair value. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Goodwill does not arise in such a transaction. Intangible assets that are acquired in a business combination are accounted for in accordance with ASC Topic 805, Business Combinations. The costs of intangible assets that are developed internally, as well as the costs of maintaining or restoring intangible assets that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole, are expensed as incurred.

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

Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of December 31, 2010, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of December 31, 2010, management believes there was no impairment.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Stock compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, when actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options and the actual forfeitures during the history of issuing options were minimal.

Revenue recognition

The Company recognizes sales when title and risk of ownership are passed to the customer (which is at the date of shipment), when a formal arrangement exists, the price is fixed or determinable, no other significant obligations exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination is passed. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as customer deposits.

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

Shipping and handling costs are included in selling, general and administrative costs and totaled $4,682,704, $2,896,231 and $1,665,628 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Deferred tax assets of $377,727 and $0 mainly due to the temporary differences of commission expenses and warranty expenses between the financial statement and tax basis were recorded at December 31, 2010 and December 31, 2009, respectively. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the fiscal years ended December 31, 2010, 2009 and 2008.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. Under the Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. HTFE is located in a specially designated region where HTFE is subject to a 10% EIT rate from January 1, 2008 to December 31, 2010. Weihai is currently at the standard 25% income tax rate.  Our operations under STFE was  income tax exempt from 2008 to 2009 and is subject to preferential income tax rate of 11% in 2010 since its located in an economic development zone.  Simo Motor is located in the Province of Shaanxi which is in the mid-west region of China, a specially designated region where the government grants special income tax rates to qualified entities.  Simo Motor qualifies for the “Go-west” special income tax rate of 15% promulgated by the government and therefore is subject to a 15% EIT rate from year 2007 to 2010.

The Company’s subsidiaries were paying the following tax rate for the fiscal years ended December 31:

	2010		2009		2008
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	15%	10%	15%	10%	15%	10%

Weihai (a)	-	25%	-	25%	-	25%

STFE (b)	14%	11%	25%	-	25%	-

Simo Motor (c)	10%	15%	10%	15%	n/a	n/a

(a) Weihai was acquired in July 2008 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the six months period ended December 31, 2008 and the fiscal years ended December 31, 2010 and 2009.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

(b) STFE was income tax exempt for the years ended December 31, 2009 and 2008, and no operational income was generated for the year ended December 31, 2008.

(c) Simo Motor was acquired in October 2009 and the tax rate only applied to its results of operations included in the consolidated financial statements, which is the three months ended December 31, 2009 and the fiscal year ended December 31, 2010.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the fiscal years ended December 31:

	2010	2009	2008
U.S. Statutory rates	34%	34%	34%
Foreign income not recognized in USA	-34	-34	-34
China income taxes	25	25	25
Tax exemption	-10	-14	-14
Other items (d)	1	14	4
Effective income taxes	16%	25%	15%

(d)  The 1 % represents the $6,497,359 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the year ended December 31, 2010.

The 14 % represents the $34,762,948 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the year ended December 31, 2009.

The 4 % represents the $12,182,478 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the year ended December 31, 2008.

The estimated tax savings for the fiscal years ended December 31, 2010, 2009 and 2008 amounted to $9,868,735, $8,638,041 and $6,007,426, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $2.47 to $2.15 in 2010, $0.77 to $0.43 in 2009 and $1.25 to $0.95 in 2008.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the fiscal year ended December 31, 2010.  The net operating loss carry forwards for United States income taxes for Harbin Electric and AEM amounted to approximately $34.7 million which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the fiscal year ended December 31, 2010 was an increase of approximately $1.8 million. Management will review this valuation allowance periodically and make adjustments accordingly. AAG started to use the net operating loss carry forwards from previous years in the amount of $288,404 to reduce its taxable income generated in 2010. The remaining carry forwards will expire, if not utilized, starting from 2027 through 2030.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $240 million as of December 31, 2010, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

VAT on sales and VAT on purchases amounted to $78,709,318 and $53,307,583 for the fiscal year ended December 31, 2010, respectively.  VAT on sales and VAT on purchases amounted to $40,292,224 and $25,943,303 for the fiscal year ended December 31, 2009, respectively. VAT on sales and VAT on purchases amounted to $12,278,874 and $7,217,430 for the fiscal year ended December 31, 2008, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $86,463, $139,252 and $230,307 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

Effective January 1, 2009, a total of 2,030,158 warrants previously treated as equity pursuant to the derivative treatment exemption is no longer afforded equity treatment because the strike price of the warrants is denominated in US dollar, a currency other than the Company’s functional currency, the Chinese RMB.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. The Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in August 2006. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $6.1 million to beginning retained earnings and $7.4 million to warrant liabilities to recognize the fair value of such warrants. As of December 31, 2010 and 2009, the Company has 183,348 and 366,697 warrants outstanding. The fair value of the outstanding warrants was approximately $1.5 million and $4.6 million, respectively.  The Company recognized a total of $574,131 gain and a total of $13,214,525 loss from the change in fair value of the warrants for the fiscal years ended December 31, 2010 and 2009, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31, 2010	December 31, 2009	January 1, 2009
			(Unaudited)
Annual dividend yield	-	-	-
Expected life (years)	1.67	2.67	3.67
Risk-free interest rate	0.51%	1.51%	1.20%
Expected volatility	61%	68%	66%

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

	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Fair value of warrant liabilities	$1,526,530		$1,526,530

Other than the warranty liabilities, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Recent accounting pronouncements

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and became effective during the first quarter of 2011. Early adoption was allowed. The Company adopted this guidance beginning January 1, 2011 and does not expect this accounting guidance to materially impact its financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations. The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs. The Company has adopted this standard, but it did not have a material effect on the Company's consolidated balance sheet or required financial statement disclosures.

In April 2010, the FASB issued ASU 2010-13, Compensation -Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans. This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Note 4 – Acquisition of the noncontrolling interests

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, acquired all of the equity interests in its four subsidiaries, Lamination, A’Da Motor, Moulds, and Transportation. As a result of the above acquisitions, Simo Motor now owns 100% of the outstanding equity of these four subsidiaries. The aggregate purchase price for the equity interests in these four subsidiaries is $27.60 million and it was fully paid as of December 31, 2010.

The effects of changes in the Company’s ownership interest in its subsidiaries are below:

2010

Net income attributable to controlling interest	$76,815,346
Transfer (to) from the noncontrolling interest
Decrease in Paid-in Capital for purchase of noncontrolling interests	(5,387,208)
Change from net income attributable to controlling interest and transfers (to) from noncontrolling interest	71,428,138

Note 5 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Topic 230. The following information relates to non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008.

Total interest paid amounted to $3,466,261, $4,581,551 and $4,441,698 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Total income tax paid amounted to $14,383,934, $7,612,524 and $4,509,648 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, accounts payable in the amount of $394,053, other payable in the amount of $1,209,712, other receivable in the amount of $552,316, and notes receivable in the amount of $449,730  were used for plant and equipment purchases.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the year ended December 31, 2010, accounts receivable in the amount of $605,945, accounts payable in the amount of $200,449 and other payable in the amount of $173,701 were received as proceeds from disposal of equipments.

For the year ended December 31, 2010, plant and equipment in the amount of $574,668 and accumulated depreciation in the amount of $529,739 was transferred to asset held for sale and construction-in-progress in the amount of $94,665 was transferred into plant.

For the fiscal year ended December 31, 2010, intangible assets in the amount of $2,882,353 was contributed to AAG in exchange for 49% of ownership interest.

Note 6 – Accounts receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2010	2009

Accounts receivable	$92,994,103	$93,437,360
Less: allowance for bad debts	(7,094,771)	(114,475)
Accounts receivable, net	$85,899,332	$93,322,885

The following table consists of allowance for bad debts:
Allowance for bad debts at January 1, 2009	$153,155
Recovery of bad debts	(38,656)
Accounts receivable write off	-
Effect of foreign currency translation	(24)
Allowance for bad debts at December 31, 2009	114,475
Increase in allowance	7,238,932
Recovery of bad debts	(188,276)
Accounts receivable write off
Effect of foreign currency translation	(70,360)
Allowance for bad debts at December 31, 2010	$7,094,771

Note 7 – Inventories

The following is a summary of inventories by major category:

	December 31,	December 31,
	2010	2009

Raw and packing materials	$8,673,719	$8,923,098
Work in process	20,819,664	25,176,195
Finished goods	29,252,978	23,447,325
Finished goods - consignment	6,421,301	18,077,870
Inventory valuation allowance	(2,324,106)	(710,611)
Total inventories, net	$62,843,556	$74,913,877

As of December 31, 2010 and December 31, 2009, total inventory valuation allowance amounted to $2,324,106 and $710,611.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Allowance for inventory valuation at January 1, 2009	$-
Additional reserves	710,175
Recovery of reserves	-
Effect of foreign currency translation	436
Allowance for inventory valuation at December 31, 2009	710,611
Additional reserves	3,940,870
Recovery of reserves	(2,340,118)
Effect of foreign currency translation	12,743
Allowance for inventory valuation at December 31, 2010	$2,324,106

Note 8 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $15,893,866 and $11,718,544 as of December 31, 2010 and 2009, respectively.

Note 9 – Plant and equipment

The following table presents details of our property and equipment:

	December 31,	December 31,
	2010	2009

Buildings	$90,434,596	$88,081,895
Office equipment	3,380,045	1,437,761
Production equipment	45,564,179	28,801,414
Vehicles	2,335,906	3,633,367
Assets held for sale	46,071	-
Construction in progress	43,172,049	40,504,272
Total	184,932,846	162,458,709
Less: accumulated depreciation	(11,858,708)	(6,094,161)
Property and equipment, net	$173,074,138	$156,364,548

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai and Simo Motor.  Construction in progress as of December 31, 2010, consisted of the following:

No.	Project Description	December 31, 2010	Commencement Date	Expected completion date

1	Building construction for STFE facility	$6,492,317	5/13/2009	5/30/2011
2	Manufacturing machinery and equipment for STFE	34,853,892	12/12/2008	7/31/2011
3	Building construction for Weihai facility	1,015,939	8/20/2010	12/31/2011
4	Building construction for Simo facility	809,901	11/30/2010 & 12/29/2010	12/31/2011
	Total	$43,172,049

Depreciation expense for the fiscal years ended December 31, 2010, 2009, and 2008 amounted to $8,027,525, $3,563,602, and $1,608,724, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the fiscal years ended December 31, 2010 and 2009, a total of $161,584 and $3,540,156 of interest were capitalized into construction in progress, respectively.

Note 10 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of December 31, 2010 and 2009, advances for intangible assets amounted to $3,645,361 and $3,133,512, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 96.8% or $6.08 million (RMB 41,452,020) has been paid, as of December 31, 2010. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

Advance on plant and equipment purchases

The Company makes advances to certain vendors for equipments and construction projects.  The advances on equipment and construction amounted to $48,830,831 and $10,532,902 as of December 31, 2010 and 2009, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 11 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	December 31, 2010	December 31, 2009

Goodwill on 2008 Acquisition of Weihai	$12,692,107	$12,273,778
Goodwill on 2009 Acquisition of Simo Motor	42,227,631	41,799,976
Total goodwill	54,919,738	54,073,754
Land use rights	17,794,376	17,481,972
Patents	6,940,543	6,702,983
Software	16,648	95,110
Intellectual property	2,594,118	-
Customer lists	288,235	-
Total goodwill and other intangible assets	82,553,658	78,353,819
Less: accumulated amortization	(4,486,841)	(2,807,594)
Intangible assets, net	$78,066,817	$75,546,225

Amortization expense for the fiscal years ended December 31, 2010, 2009 and 2008 amounted to $1,638,801, $1,166,304 and $1,032,674, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the fiscal years ended December 31, 2010, 2009 and 2008. As a result of the disposition of the three subdivisions, effective April 1, 2010, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo, Science and Technology, and Imports and Exports (see Note 3 for more discussion). Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

	Weihai	Simo Motor	Total

Goodwill, as of December 31, 2009	$12,273,778	$41,799,976	$54,073,754

Disposal of subsidiaries	-	(964,159)	(964,159)

Effect of foreign currency translation	418,329	1,391,814	1,810,143

Goodwill, as of December 31, 2010	$12,692,107	$42,227,631	$54,919,738

Note 12 – Taxes payable

Taxes payable consisted of the following:
	December 31, 2010	December 31, 2009

VAT tax payable	$1,930,544	$3,473,092
Individual income tax withholding payable	84,965	71,563
Corporation income tax payable	3,672,511	2,825,545
Others miscellaneous tax payable	2,517,787	1,863,662
Total	$8,205,807	$8,233,862

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On June 1, 2009, the Company and Citadel entered into a Letter Agreement (the “Citadel Agreement”). Pursuant to the Citadel Agreement, the Company was granted the option to repurchase, all (but not part), of the $26.5 million 2012 Notes held by Citadel before August 31, 2009 (“the Proposed 2012 Notes Repurchase”).  On August 4, 2009, the Company notified Citadel that pursuant to the Citadel Agreement (i) the Company was exercising its option to consummate the Proposed 2012 Notes Repurchase and (ii) the Proposed 2012 Notes Repurchase shall be consummated on August 11, 2009 (the “Citadel Repurchase Date”) at an aggregate Citadel Repurchase Price of $23,131,997 to be paid in cash, which Repurchase Price shall be comprised of $22,525,000 representing 85% of the $26,500,000 aggregate principal amount of the 2012 Notes held by Citadel (the “Citadel Notes”) plus $606,997 representing accrued and unpaid interest on the Citadel Notes to but excluding the Repurchase Date. On August 11, 2009, the Company made cash payment in accordance with terms of the Citadel Agreement and recorded a gain of $3,975,000 from the repurchase transaction.  Subsequently, the Company made principal payment of $2,400,000 in September 2009, $3,800,000 in March 2010, and $5,300,000 in September 2010. Thus, the 2012 Notes was fully paid off in September 2010.

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

The warrant agreements contain a cashless exercise provision.  During the year ended December 31, 2009, 234,615 of 2009 Warrants outstanding were exercised by cashless transaction and 85,227 shares of common stock were issued upon this exercise.  In addition, the remaining 1,428,846 of the First Tranche 2012 Warrants were exercised at price of $7.80.  During the year ended December 31, 2010, 183,349 of the Second Tranche 2012 Warrants were issued and 183,349 shares of common stock were issued upon this exercise.

The fair value of the warrants upon issuance totaled $22,921,113, was treated as a discount on the carrying value of the debt, and is being amortized over the life of the loan using the effective interest method. $1,439,790 and $10,949,344 and $4,489,135 were amortized to interest expense for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.   As of December 31, 2010 and December 31, 2009, the unamortized discounts totaled $0 and $1,439,790, respectively.

Debt issuance costs of the $50 million Notes received in 2006, initially $2,954,625, are carried in other assets and are amortized over the life of the loan using the effective interest method. A total of $359,255 and $1,313,024 and $542,438 were amortized to interest expense for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and December 31, 2009, unamortized debt issuance costs totaled $0 and $359,255, respectively.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Loan Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (“Abax Loan”). The Abax Loan was to be made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof accreted in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. The Loan Agreement provided that the Company could voluntarily prepay any Advance (or portion thereof in an integral of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), obligated to  repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan. On July 29, 2010, the company received the $15 million loan from Abax. The Loan was used to pay down certain debt and to support the Company's capital expenditures and working capital. The Abax Loan was fully paid off on December 27, 2010.

On November 22, 2010, the Company entered into a Term Loan Facility Agreement, dated November 22, 2010 (the “CDB Agreement”) with China Development Bank Corporation, Hong Kong Branch (“CDB”) pursuant to which CDB has agreed to provide a USD$35,000,000 loan facility (“Facility A”) and an RMB100,000,000 loan facility (“Facility B,” and collectively with Facility A, the “Facilities”) to the Company (the loans made under Facility A shall be referred to herein as “Facility A Loans” and the loans made under Facility B shall be referred to herein as “Facility B Loans”). The Facility A Loans and the Facility B Loans shall be made pursuant to one or more borrowings from time to time during the period of time from the date of the CDB Agreement to the date falling on the expiration of six (6) months after the date of the CDB Agreement upon delivering a utilization request from the Company to CDB. Interest on Facility A Loans shall be 3% per annum plus LIBOR (as defined in the CDB Agreement). Interest on Facility B Loans shall be 2.5% per annum plus SHIBOR (as defined in the CDB Agreement). The Company is required to repay the Facility A Loans in two (2) equal installments on (i) the date which falls twenty four (24) months after the first utilization date of any loan and (ii) the date which falls thirty six (36) months after the first utilization date of any loan. The Company is required to repay the Facility B Loans in two (2) equal installments on (i) the date which falls twenty four (24) months after the first utilization date of any loan and (ii) the date which falls thirty six (36) months after the first utilization date of any loan.

The CDB Agreement provides that the Company may, upon not less than one month’s prior notice prepay on an Interest Payment Date (as defined in the CDB Agreement) or a Repayment Date (as defined in the CDB Agreement) all or part of any loan (but if in part, in an amount that is an integral multiple of UDS$500,000 in the case of a Facility A Loan or RMB 2,000,000 in the case of Facility B Loan). The CDB Agreement also provides that upon a Change of Control (as defined in the CDB Agreement) of the Company, CDB may, by not less than 30 days notice to the Company, cancel the Facilities and declare all outstanding loans, together with accrued interest and all other amounts to be immediately due and payable.

The Company’s obligations under the CDB Agreement are secured by a pledge of shares of common stock of the Company owned by its Chairman and Chief Executive Officer, Tianfu Yang. On November 22, 2010, Mr. Yang entered into a Security and Pledge Agreement (the “Pledge Agreement”) with CDB, pursuant to which, Mr. Yang has agreed to pledge 7,000,000 shares of common stock to CDB to secure the loans. Under the Pledge Agreement, Mr. Yang may also be obliged to pledge to CDB, under certain circumstances, additional shares of common stock owned by him and, to the extent such additional shares are not sufficient, cash.

Debt issuance costs of $500,000, resulting from the Term Loan Facility Agreement the Company entered into with CDB, are carried in other assets and are amortized over the life of the loan using the straight-line amortization method. A total of $3,196 was amortized to interest expense for the fiscal years ended December 31, 2010. As of December 31, 2010, unamortized debt issuance costs totaled $496,804.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Note 14 -Short and long term loans

The Company’s short term loans are comprised of the following:

	December 31, 2010	December 31, 2009

Short term loan – bank	$29,369,120	$38,291,634
Short term loan – noncontrolling shareholders	-	918,342
Short term loan – others	121,360	5,229,653
Total short term loans	$29,490,480	$44,439,629

Short term loans – bank

	December 31, 2010	December 31, 2009

Loan from Citic Bank in city of Wendeng, due June 2010. Monthly interest-only payments at 5.310% per annum, secured by assets	$-	$3,080,700

Loan from Citic Bank in city of Wendeng, due from various dates from May to June 2011. Monthly interest-only payments at 5.310% per annum, secured by assets	3,185,700	-

Loan from Commercial Bank in city of Weihai, due from various dates from August to September 2011. Monthly interest-only payments at 6.107% per annum, secured by assets	1,213,600	-

Loan from Xi'an City Commercial Bank, due September 2010. Monthly interest-only payment at 5.31% per annum, guaranteed loan	-	1,173,600

Loan from Huaxia Bank, due various dates from April to October 2010. Monthly interest-only payment at 6.480% per annum, secured by assets	-	8,802,000

Loan from Bank of Communications, due December 2011. Monthly interest-only payment at 6.116% per annum, guaranteed loan	1,517,000	2,995,614

Loan From Weihai City Commercial Bank, due various dates from August to September 2010. Monthly interest-only payment at 5.841% per annum, secured by assets	-	1,173,600

Loan from Citic Bank, due in January 2011 through December 2011. Average interest from 5.810% per annum, secured by assets and guaranteed loan	6,523,100	6,161,400

Loan from China Merchant Bank, due various dates in June 2011. Monthly interest-only payments from 5.841% to 6.972% per annum, secured by assets and guaranteed by third party	8,495,200	8,215,200

Loan from Bank of Communications, due in June 2011. Benchmark interest rate up by 10%, approximate rate of 6.391% , third party guaranteed loan	1,517,000	1,467,000

Loan from China Zheshang Bank, due in various dates from June to July 2010. Monthly interest-only payment at 5.841% per annum, guaranteed loan.	-	4,401,000

Loan from Bank of China. Monthly interest-only payment at 4% per annum, unsecured, and due upon demand.	849,520	821,520

Loan from China Commercial Bank, due in November 2011. Monthly interest-only payment at 5.097% per annum, guaranteed loan	1,517,000	-

Loan from Huaxia Bank in city of Xi’an, due various dates from February to March 2011. Interest-only payments at 6.972% per annum, secured by assets.	4,551,000

Short term loan – bank	$29,369,120	$38,291,634

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Short term loan – noncontrolling shareholders represent borrowing from its minority shareholders or officers and amounted to $0 and $918,342 as of December 31, 2010 and December 31, 2009, respectively. All amounts are due within one year, uncollaterized and the amount was paid in the form of cash.

The Company’s long term bank loan (see Note 13 for more discussion) as December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Loan from China Development Bank (see preceding paragraph for detail discussion of the Term Loan Facility terms)	50,070,000	-

Loan from Huaxia Bank in city of Xi’an, due various dates from February 2011 to March 2011. Interest-only payments at 6.48% per annum, secured by assets.	-	4,401,000
	$50,070,000	$4,401,000

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	December 31, 2010	December 31, 2009

Plant in Xi’an, Shaanxi, China	$22,373,129	$18,424,465
Buildings in Xi’an and Weihai, China	2,166,868	6,037,376
Land use rights in Xi’an and Weihai, China	1,122,435	4,742,161
Inventories in Xi’an, Shaanxi, China	9,102,000	8,802,000
Total assets pledged as collateral for bank loans	$34,764,432	$38,006,002

Net interest expense for the fiscal years ended December 31 was comprised of the following:

	2010	2009	2008
Amortization of debt discount	$1,439,790	$10,949,344	$4,489,135
Amortization of debt issuance costs	359,255	1,313,024	542,438
Interest expense	3,401,788	882,014	1,323,761
Interest earned on cash deposits	(718,149)	(917,730)	(830,538)
Interest expense on derivative instrument	-	-	541,018
Foreign currency transaction loss	110,415	88,993	-
Interest expense, net	$4,593,099	$12,315,645	$6,065,814

Note 15 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Simo Motor and Weihai, which consisted of the following:
	December 31, 2010	December 31, 2009

Amount due to Simo Motor original shareholders	$-	$27,948,476
Amount due to Weihai original shareholders	758,500	733,500
	$758,500	$28,681,976

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

Effective April 17, 2007, the Company entered into a cross currency interest rate swap agreement with Merrill Lynch exchanging the LIBOR plus 3.35% variable rate interest payable on the $38 million principle amount or 2012 Notes for a 7.2% (3.6% semi-annually) RMB fixed rate interest.  The agreement required semi-annual payments on March 1 and September 1 through the maturity of the agreement on September 1, 2012.  Merrill Lynch required the Company to deposit $1,000,000 with them to secure the agreement.  The deposit may be increased to $2,500,000 if the exchange rate for RMB to USD falls below 6.5, and to $4,000,000 if the exchange rate falls below 5.5. This swap was designated and qualified as a cash flow hedge. The fair value of this swap agreement at April 02, 2007 (inception date) was a payable of $5,387,487, and on September 16, 2009 (the termination date), was a payable of $9,003,322, respectively. Changes in the fair values of derivative instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the fiscal year ended December 31, 2009, the Company recorded $3,237,042 as loss on the derivative instrument, respectively, in other comprehensive income (loss).

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

During the fiscal year ended December 31, 2009, the Company paid $1,299,764 as hedging payment and the Company recognized $1,123,778 of loss from derivative transactions.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at January 1, 2009	$175,986
Proceeds from cross currency hedge	-
Loss from derivative transactions	1,123,778
Payments for cross currency hedge	(1,299,764)
Cross currency hedge payable balance at December 31, 2009	-
Proceeds from cross currency hedge	-
Loss from derivative transactions	-
Payments for cross currency hedge	-
Cross currency hedge payable balance at December 31, 2010	$-

Note 17 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from domestic PRC sales.

Summarized financial information concerning the Company’s revenues based on geographic areas for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
China	$406,070,348	$201,611,075	$100,574,378
International	20,410,902	21,623,319	20,245,924
Total sales	426,481,250	223,234,394	120,820,302
Cost of sales - China	277,336,729	133,360,464	62,247,605
Cost of sales - International	13,431,583	13,261,756	11,095,916
Total cost of sales	290,768,312	146,622,220	73,343,521
Gross profit	$135,712,938	$76,612,174	$47,476,781

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following tables present the revenue and cost of sales by each major product line in the fiscal year ended December 31, 2010 in comparison with the fiscal year ended December 31, 2009 and 2008.

	Revenues
Product Line	2010	2009	2008
Linear Motors and Related Systems	$76,334,053	$60,640,554	$49,785,537
Specialty Micro-Motors	60,766,922	40,231,091	34,195,658
Rotary Motors
Weihai	93,249,223	72,240,555	27,609,487
Xi’an	188,464,807	44,068,683	-
Others	7,666,245	6,053,511	9,229,620
Total	$426,481,250	$223,234,394	$120,820,302

	Cost of Sales
Product Line	2010	2009	2008
Linear Motors and Related Systems	$30,400,634	$24,684,185	$23,035,347
Specialty Micro-Motors	39,964,248	24,451,557	20,605,970
Rotary Motors
Weihai	82,440,427	64,182,822	24,578,224
Xi’an	133,137,128	30,128,005	-
Others	4,825,875	3,175,651	5,123,980
Total	$290,768,312	$146,622,220	$73,343,521

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
DECEMBER 31, 2010

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The goodwill recognized in conjunction with the acquisition of Simo Motor in October 2009 represents intangible values that Simo has built over its more than 40 years of history, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

(i)	Expected synergies from combining operations of Simo and the Company;

(ii)	The experienced work force;

(iii)	Thousands of product models and related proprietary technologies; and

(iv)	The proprietary manufacturing processes.

Effective April 1, 2010, as a result of the disposition of the three subdivisions, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo, Science and Technology, Imports and Exports (see Note 3 for more discussion). Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

Goodwill, at the date of the acquisition of Simo Motor, (audited)	$41,799,976
Goodwill, disposed subsidiaries	(964,159)
Effect of foreign currency translation	1,391,814
Goodwill, as of December, 2010 (audited)	$42,227,631

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Pro Forma

The following unaudited pro forma condensed income statement for the fiscal years ended December 31, 2010, 2009 and 2008 were prepared under generally accepted accounting principles, as if the acquisition of Simo Motor had occurred the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

For the years ended December 31,	2010	2009	2008
Sales	$426,481,250	$349,056,029	$307,128,770
Cost of Goods Sold	290,768,312	239,165,818	216,340,795
Gross Profit	135,712,938	109,890,211	90,787,975
Operating Expenses	42,397,533	33,426,912	32,046,804
Income from Operations	$93,315,405	$76,463,299	$58,741,171
Other expense (Income), net	(847,503)	28,647,572	1,622,183
Income Tax	14,915,151	10,670,392	8,202,957
Net Income before noncontrolling interest	$79,247,757	$37,145,335	$48,916,031
Net Income attributable to controlling interest	$76,815,346	$27,886,504	$44,050,034

Note 19 – Commitments and contingencies

Commitments

The Company enters into non-cancelable purchase commitments with some of its vendors. As of December 31, 2010 and December 31, 2009, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $12,000,496 and $456,174, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 96.8% or $6.08 million (RMB 41,556,000) of which has been paid with the balance to be paid in installments.

Contingencies

Ten shareholder class action lawsuits have been filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock  not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Five actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court, and three actions were filed in New York state court.  All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal, as described further below.

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As China only began its economic reform and development of a market economy in the 1980s, its credit evaluation system has had only a very short history and is far less sophisticated than that in the developed countries. Therefore, when an enterprise applies for a loan from a commercial bank, it is difficult for the bank to evaluate the credit risk of the applicant. As an alternative tool, it is a common practice in China for commercial banks to require the applicant find an unrelated third-party in its local economy to provide a loan guarantee for the applicant, which very much serves as a credit check for the bank. In return, and also to avoid risk of having to make payments under the guarantee, such guarantors often require the counterparty to provide similar guarantees on their own debt. Therefore, this type of guarantee is usually cross-guarantee.

For mutual benefit, the Company reached agreements with one third party to provide such cross-guarantee on bank loans as of December 31, 2010.

As of December 31, 2010, the Company is contingently liable as guarantor with respect to $3,034,000 of indebtedness of Baoji Zhongcheng Machinery Co. Ltd. (“Baoji”). The term of the guarantee is through April 2011. At any time through that date, should Baoji be over six months delinquent on its debt payments, the Company will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Company is required to make under the guarantee is the entire default amount, not exceed the loan amount. Baoji is also contingently liable as guarantor for the Company with respect to $4,551,000 of indebtedness. The term of the guarantee is through June 2011.

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

For the years ended December 31:
	2010	2009	2008
Net income before noncontrolling interest	79,247,757	23,138,195	-
Less: Net income attributable to noncontrolling interest	2,432,411	3,491,414	-
Net income attributable to controlling interest	$76,815,346	$19,646,781	$25,378,699

Weighted average shares used in basic computation	31,102,634	25,568,936	20,235,877
Diluted effect of stock options and warrants	179,431	103,484	1,087,783
Weighted average shares used in diluted computation	31,282,065	25,672,420	21,323,660

Earnings per share - Basic:
Net income before noncontrolling interest	2.55	0.90	1.25
Less: Net income attributable to noncontrolling interest	0.08	0.13	-
Net income attributable to controlling interest	2.47	0.77	1.25
Earnings per share - Diluted:
Net income before noncontrolling interest	2.53	0.90	1.19
Less: Net income attributable to noncontrolling interest	$0.07	$0.13	$-
Net income attributable to controlling interest	$2.46	$0.77	$1.19

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Except for 30,000 stock options at $20.02 per share, all stock options and warrants have been included in the diluted earnings per share calculation for the years ended December 31, 2010, 2009 and 2008.

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

Surplus reserve fund

The Company is required to transfer 10%-15% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividend to shareholders. The Company will transfer at year end 10%-15% of the year’s net income determined in accordance with PRC accounting rules and regulations.

For the fiscal years ended December 31, 2010, 2009 and 2008, the Company transferred $10,259,944, $8,295,429 and $5,559,532, respectively, representing 10% -15% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $38.7 million and $49.7 million as of December 31, 2010 and 2009, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2009	2,030,158
Granted	-
Forfeited	-
Exercised	(1,663,461)
Outstanding as of December 31, 2009	366,697
Granted	-
Forfeited	-
Exercised	(183,349)
Outstanding as of December 31, 2010	183,348

Following is a summary of the status of warrants outstanding at December 31, 2010:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	183,348	1.67	$10.84	183,348	1.67
Total	183,348			183,348

See report of independent registered public accounting firm.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Employees - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Directors - 2006	5.0 yrs	66%	0%	4.13%	$8.10
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$20.02

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	694,583	$10.27	$-
Granted	30,000	20.02	-
Forfeited	(25,000)	12.40	-
Exercised	(344,583)	7.15	-
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2010	355,000	$13.97	$1,199,900

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$8.10	95,000	0.10	$8.10	95,000	0.10
$15.60	230,000	1.96	$15.60	230,000	1.96
$20.02	30,000	3.92	$20.02	20,000	3.92
Total	355,000			345,000

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

For the Fiscal years ended December 31, 2010, 2009 and 2008, stock compensation expense related to options issued amounted to $994,779, $1,211,037 and $1,782,454, respectively.

Note 22 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $3,640,677, $334,394, and $261,847 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Note 23 - Related party transaction

The Company made an advance of $1,517,000 to an entity, Tai Fu Industrial, Co., Ltd., owned by the Company’s Chairman on December 28, 2010. The purpose of the advance was to accommodate an urgent cash need of a transaction for this related entity. As of December 31, 2010, the advances had been repaid to the Company.

Note 24 – Subsequent events

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of December 31, 2010.

Note 25 – Quarterly Data (Unaudited)

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)
(in $,000s except earnings per share)
Revenue	$105,485	$105,436	$109,354	$106,206	$426,481
Gross profit	$35,742	$35,332	$33,574	$31,065	$135,713
Net income	$22,906	$25,676	$17,862	$12,804	$79,248
Basic net income per share	$0.74	$0.83	$0.57	$0.44	$2.55
Diluted net income per share	$0.73	$0.82	$0.57	$0.44	$2.53
Net income attributable to controlling interest	$20,554	$25,675	$17,873	$12,713	$76,815
Basic net income per share	$0.66	$0.83	$0.58	$0.44	$2.47
Diluted net income per share	$0.66	$0.82	$0.57	$0.44	$2.46

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)
(in $,000s except earnings per share)
Revenue	$30,725	$38,363	$46,932	$107,214	$223,234
Gross profit	$10,924	$12,863	$16,761	$36,064	$76,612
Net income	$8,654	$(5,419)	$(1,908)	$21,811	$23,138
Basic net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.71	$0.90
Diluted net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.70	$0.90
Net income (loss) attributable to controlling interest	$8,654	$(5,419)	$(1,908)	$18,320	$19,647
Basic net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.59	$0.77
Diluted net income (loss) per share	$0.39	$(0.24)	$(0.07)	$0.59	$0.77

See report of independent registered public accounting firm.