Form 10-Q
period 2011-03-31
Harbin Electric, Inc
filed 2011-05-10
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 9, 2011: 31,250,820 shares of common stock, par value $0.00001 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,826,445	$98,753,870
Restricted cash	15,516,875	1,061,900
Notes receivable	8,670,460	1,845,883
Accounts receivable, net	80,398,060	85,899,332
Inventories, net	55,888,992	62,843,556
Other assets, current	3,032,428	2,501,695
Advances on inventory purchases	22,670,251	15,893,866
Total current assets	309,003,511	268,800,102

PLANT AND EQUIPMENT, net	183,934,350	173,074,138

OTHER ASSETS:
Debt issuance costs, net	455,137	496,804
Advances on plant and equipment purchases	36,128,919	48,830,831
Advances on intangible assets	3,912,302	3,645,361
Goodwill	55,209,362	54,919,738
Other intangible assets, net	22,796,478	23,147,079
Other assets, non-current	3,710,119	1,403,326
Total other assets	122,212,317	132,443,139

Total assets	$615,150,178	$574,317,379

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$31,033,750	$2,123,800
Accounts payable	21,605,725	26,881,540
Short term loans	30,615,900	29,490,480
Customer deposits	20,082,582	14,621,882
Accrued liabilities and other payables	12,806,811	17,934,047
Taxes payable	9,947,773	8,205,807
Amounts due to original shareholders	762,500	758,500
Total current liabilities	126,855,041	100,016,056

LONG TERM LIABILITIES:
Long term loans	50,250,000	50,070,000
Warrant liability	1,960,285	1,526,530

Total liabilities	179,065,326	151,612,586

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
31,250,820 shares issued and outstanding as of March 31, 2011
and December 31, 2010	312	312
Paid-in-capital	218,323,640	218,212,343
Retained earnings	145,481,692	136,149,513
Statutory reserves	34,602,860	33,129,367
Accumulated other comprehensive income	34,809,336	32,360,515
Total shareholders' equity	433,217,840	419,852,050

NONCONTROLLING INTERESTS	2,867,012	2,852,743

Total liabilities and shareholders' equity	$615,150,178	$574,317,379

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
REVENUES	$103,829,424	$105,485,157

COST OF SALES	73,625,636	69,743,087

GROSS PROFIT	30,203,788	35,742,070

RESEARCH AND DEVELOPMENT EXPENSE	3,878,528	594,195

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,073,382	7,416,758

INCOME FROM OPERATIONS	16,251,878	27,731,117

OTHER EXPENSE (INCOME)
Other income, net	(1,121,201)	(1,119,286)
Interest expense, net	1,923,950	1,646,923
Change in fair value of warrants	433,755	234,078
Total other expense, net	1,236,504	761,715

INCOME BEFORE PROVISION FOR INCOME TAXES	15,015,374	26,969,402

PROVISION FOR INCOME TAXES	4,195,433	4,063,361

NET INCOME BEFORE NONCONTROLLING INTEREST	10,819,941	22,906,041

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	14,269	2,352,353

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	10,805,672	20,553,688

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	2,448,821	91,596
Foreign currency translation adjustment attributable to noncontrolling interest	-	(802)

COMPREHENSIVE INCOME	$13,254,493	$20,644,482

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,250,820	31,067,471
Earnings per share before noncontrolling interest	$0.35	$0.74
Earnings per share attributable to controlling interest	$0.35	$0.66
Earnings per share attributable to noncontrolling interest	$-	$0.08

Diluted
Weighted average number of shares	31,364,025	31,353,863
Earnings per share before noncontrolling interest	$0.34	$0.73
Earnings per share attributable to controlling interest	$0.34	$0.66
Earnings per share attributable to noncontrolling interest	$-	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income (loss)	interest	Total
BALANCE, January 1, 2010	31,067,471	$310	$218,094,374	$69,594,111	$22,869,423	$18,638,299	$21,299,841	$350,496,358

Amortization of stock compensation			254,670					254,670
Net income				20,553,688			2,352,353	22,906,041
Adjustment to statutory reserve				(2,302,999)	2,302,999			-
Foreign currency translation gain						90,794	802	91,596
								-
BALANCE, March 31, 2010 (Unaudited)	31,067,471	310	218,349,044	87,844,800	25,172,422	18,729,093	23,652,996	373,748,665

Amortization of stock compensation			740,109					740,109
Exercise of stock warrants at $10.84	183,349	2	4,510,398					4,510,400
Noncontrolling interest in acquiree								-
Net income				56,261,658			80,058	56,341,716
Adjustment to statutory reserve				(7,956,945)	7,956,945			-
Deconsolidation of subsidiaries						23	(1,604,613)	(1,604,590)
Acquisition of noncontrolling interest			(5,387,208)			711	(22,134,423)	(27,520,920)
Increase in noncontrolling interest							2,882,353	2,882,353
Foreign currency translation gain						13,630,688	(23,628)	13,607,060
								-
BALANCE, December 31, 2010	31,250,820	312	218,212,343	136,149,513	33,129,367	32,360,515	2,852,743	422,704,793

Amortization of stock compensation			111,297					111,297
Net income				10,805,672			14,269	10,819,941
Adjustment to statutory reserve				(1,473,493)	1,473,493			-
Foreign currency translation gain						2,448,821		2,448,821

BALANCE, March 31, 2011 (Unaudited)	31,250,820	$312	$218,323,640	$145,481,692	$34,602,860	$34,809,336	$2,867,012	$436,084,852

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to noncontrolling interest	$14,269	$2,352,353
Net income attributable to controlling interest	10,805,672	20,553,688
Consolidated net income	10,819,941	22,906,041
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,387,899	1,888,108
Amortization of intangible assets	457,261	365,848
Amortization of debt issuance costs	41,667	140,968
Amortization of debt discount	-	910,535
Provision for accounts receivable and other receivable	1,722,518	45,384
Provision for inventory reserve	641,455	-
Share-based compensation	111,297	254,669
Loss on disposal of equipment	14,541	45,880
Change in fair value of warrants	433,755	234,078
Foreign exchange loss	180,000	-
Change in operating assets and liabilities
Notes receivable	(6,796,655)	(104,501)
Accounts receivable	4,201,653	(11,637,766)
Inventories	6,690,949	(665,548)
Other assets, current	(609,383)	1,044,592
Advances on inventory purchases	(6,670,625)	699,662
Other assets, non-current	(2,303,088)	371,477
Accounts payable	(5,399,547)	2,039,115
Customer deposits	5,365,939	(786,773)
Other payables & accrued liabilities	(5,256,274)	(1,599,798)
Taxes payable	2,695,385	1,192,964
Net cash provided by operating activities	8,728,688	17,344,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for advances on intangible assets	(246,905)	-
Payment for advances on equipment purchases	(5,528)	22,623
Purchase of intangible assets	-	(68,236)
Purchase of plant and equipment	(278,296)	(1,466,942)
Disposal of plant and equipment	26,152	10,467
Additions to construction-in-progress	(77,681)	121,648
Payment to original shareholders for acquisition	-	(27,938,951)
Net cash provided by (used in) investing activities	(582,258)	(29,319,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(14,402,000)	516,941
Payment on notes payable	-	(3,800,000)
Proceeds from notes payable-short term	30,400,000	1,019,218
Payment on notes payable-short term	(1,596,000)	(2,053,100)
Proceeds from short term loan-bank	9,120,000	3,372,950
Repayment of short term loan-bank	(8,056,000)	(2,199,750)
Proceeds from short term loan-other	-	35,531
Net cash provided by (used in) financing activities	15,466,000	(3,108,210)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	460,145	(2,637)

INCREASE (DECREASE) IN CASH	24,072,575	(15,085,303)

Cash and cash equivalents, beginning of period	98,753,870	92,902,400

Cash and cash equivalents, end of period	$122,826,445	$77,817,097

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Pursuant to a Schedule 13D/A (the “Schedule 13D/A”) filed jointly on May 2, 2011 by Mr. Tianfu Yang, Hero Wave Investments Limited (“Hero”), Tech Full Electric Company Limited (“Tech Full”), Abax Lotus Ltd. (“Abax Lotus”), Abax Nai Xin A Ltd. (“Abax Nai Xin”), Abax Global Opportunities Fund (“Global Fund”), Abax Upland Fund LLC (“Upland”), Abax Arhat Fund (“Arhat”), Abax Claremont Ltd. (“Upland Managing Member”), Abax Global Capital (“AGC”), Abax Global Capital (Hong Kong) Limited (“Abax HK”), and Xiang Dong Yang (“Mr. Xiang Dong Yang”, collectively with Abax Lotus, Global Fund, Upland, Arhat, Upland Managing Member, AGC, AGC Asia 3, Abax HK and Abax Nai Xin, the “Abax Parties”) with the Securities and Exchange Commission on May 2, 2011 (Mr. Yang, Hero, Tech Full and the Abax Parties are collectively referred to herein as the “Reporting Persons”), the Reporting Persons disclosed that on April 20, 2011, Mr. Tianfu Yang and AGC (acting on behalf of certain funds it manages and/ or advises), on behalf of themselves, submitted a proposal (the “Proposal”) to the Special Committee of the Company’s board of directors for the acquisition of all of the Publicly Held Shares (as defined below) for US$24.00 per share (the “Proposed Transaction”). According to the Schedule 13D/A, financing for the Proposed Transaction will include both debt and equity components, as well as rollover equity from certain members of the management and certain Abax Parties (the “Rollover Commitments”). AGC and Abax HK, on behalf of certain of the funds and/or entities that they manage or advise, will also provide equity and debt financing through certain such funds in connection with the Proposed Transaction, and the Abax Parties may bring in one or more additional third party investors to fund a portion of such equity and/ or debt financing.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X and consistent with the accounting policies stated in the Company’s 2010 Annual Report on Form 10-K. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of March 31, 2011 and 2010, and our consolidated results of operations and cash flows for the three months ended March 31, 2011 and December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
MARCH 31, 2011
(UNAUDITED)

Although the Company regularly assesses these estimates, actual results could materially differ. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Foreign currency transactions

Our reporting currency is the US dollar.  The functional currency of PRC subsidiaries is the Chinese Renminbi (“RMB”). Our results of operations and financial position of the PRC subsidiaries are translated to United States dollars using the end of period exchange rates as to assets and liabilities and weighted average exchange rates as to revenues, expenses and cash flows. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.  As a result, translation adjustments amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding consolidated balances on the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process amounted to a gain of $2,448,821 and $91,596 for the three months ended March 31, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at March 31, 2011 and December 31, 2010 were translated at 6.56 RMB to $1.00 and 6.59 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the three months ended March 31, 2011 and 2010 were 6.58 RMB to $1.00, and 6.84 RMB to $1.00, respectively.

Transaction losses of $192,733 and $2,682 were recognized which were included in the other income for the three months ended March 31, 2011 and 2010, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which typically exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured. As of March 31, 2011 and December 31, 2010, the Company had deposits in excess of federally insured limits totaling $122,078,755 and $98,989,404, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

No customer accounted for more than 10% of the net revenue for the three months ended March 31, 2011 and 2010.

One vendor provided approximately 13% of the Company’s purchases of raw materials for the three months ended March 31, 2011. The Company’s accounts payable to this vendor was $0 at March 31, 2011.  No vendor accounted for more than 10% of the Company’s purchases of raw materials for the three months ended March 31, 2010.

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
MARCH 31, 2011
(UNAUDITED)

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

Notes receivable

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company that were guaranteed by banks of the customers.  Notes receivables are interest-free with maturity dates of three or six months from date of issuance. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

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
MARCH 31, 2011
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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of March 31, 2011.

Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed shall be recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indicators of impairment. For purposes of our goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of March 31, 2011, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of March 31, 2011, management believes there was no impairment.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Customers who purchase industrial rotary motors are divided into two major categories: distributors and non-distributors. Non-distributors consist of OEM users, traders and end users. Except for the annual sales target for distributors, the sales arrangements are the same with distributors and non-distributors.

Distributors are committed to annual purchase target and entitled to a sales rebate. The Company periodically provides incentive offers to its distributors to encourage purchases. Such offers include inducement offers (e.g., offers for future discounts subject to its annual purchase target), and other similar offers. Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Inducement offers are presented as a net amount in “net sales.”

Shipping and handling costs are included in selling, general and administrative costs and totaled $1,459,368 and $832,415 for the three months ended March 31, 2011 and 2010, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Deferred tax assets of $380,565 and $377,727 mainly due to the temporary differences of commission expenses and warranty expenses between the financial statement and tax basis were recorded at March 31, 2011 and December 31, 2010, respectively. The deferred tax assets (see Note 12 for more discussion) were included in the Consolidated Balance Sheets under other assets, net. The deferred tax activity consisted of the following:

Amount
Deferred tax assets at January 1, 2010	$-
Additions to deferred tax assets	-
Decrease of deferred tax assets	-
Effect of foreign currency translation	-
Deferred tax assets at March 31, 2010 (unaudited)	-
Additions to deferred tax assets	368,365
Decrease of deferred tax assets	-
Effect of foreign currency translation	9,362
Deferred tax assets at December 31, 2010	377,727
Additions to deferred tax assets	43,396
Decrease of deferred tax assets	(42,552)
Effect of foreign currency translation	1,994
Deferred tax assets at March 31, 2011 (unaudited)	$380,565

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. Under the Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time. HTFE was granted a 10% preferential tax rate from 2008 to 2010 due to its located in a specially designated economic region. This 10% preferential tax rate expired on December 31, 2010. While applying for the next level of 15% preferential tax treatment, HTFE is currently using 25% standard income tax rate until the application is approved. STFE was income tax exempt from 2008 to 2009 and was granted a preferential income tax rate of 11% in 2010 and 12% in 2011 due to its located in an economic development zone.  Simo Motor enjoyed a 15% preferential tax rate from 2009-2010 as it is located in the Province of Shaanxi which is in the mid-west region of China, and qualified for the government’s “Go-West” program. This “Go-West” preferential tax rate expired on December 31, 2010. However, Simo Motor also qualifies for a 15% preferential tax rate applying to enterprises in high/new technology industries singled out for special support by the State and therefore is subject to a 15% EIT rate in 2011. Weihai has been subject to 25% standard income tax rate.

The Company’s subsidiaries were paying the following tax rate for the three months ended March 31:

	2011 (Unaudited)		2010 (Unaudited)
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	-	25%	15%	10%
Weihai	-	25%	-	25%
STFE	13%	12%	14%	11%
Simo Motor	10%	15%	10%	15%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2011 (Unaudited)	2010 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0	-34.0
China income taxes	25.0	25.0
Tax exemption	-0.9	-16.4
Other items (a)	3.8	6.5
Effective income taxes	27.9%	15.1%

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

(a)  The 3.8% represents the $2,642,668 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended March 31, 2011.

The 6.5% represents the $1,765,674 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended March 31, 2010.

The estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to $163,133 and $3,120,440, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.35 to $0.34 for the three months ended March 31, 2011, $0.66 to $0.57 for the three months ended March 31, 2010.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2011.  The net operating loss carry forwards for United States income taxes for Harbin Electric and AEM amounted to approximately $36.7 million which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended March 31, 2011 was an increase of approximately $0.7 million. Management will review this valuation allowance periodically and make adjustments accordingly. AAG started to use the net operating loss carry forwards from previous years in the amount of $168,421 to reduce its taxable income generated in 2011. The remaining carry forwards will expire, if not utilized, starting from 2027 through 2030.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $252 million as of March 31, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $19,288,580 and $12,849,885 for the three months ended March 31, 2011, respectively.  VAT on sales and VAT on purchases amounted to $17,983,171 and $11,313,713 for the three months ended March 31, 2010, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. The Company incurred $32,284 and $32,449 for the three months ended March 31, 2011 and 2010, respectively.

Research and development costs

Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The Company’s total research and development expenses for the three months ended March 31, 2011 and 2010 are $3,878,528 and $594,195, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

In March 2010, the Company entered into a research and development contract with a research institute to develop the linear motor automated control system. The total contracted amount was $4.8 million with a 3-year term. For the three months ended March 31, 2011, $3,145,385 was incurred and expensed as research and development costs.

Noncontrolling interest

The Company owns 100% of Simo Motor. The 0.05% of noncontrolling interest was indirectly from Simo Motor’s subsidiary Qishan Simo Moulding Co, Ltd.  Effective July 1, 2010, 49% of AAG and SAAG was owned by noncontrolling interests, Shelton Technology, LLC, a Michigan limited liability company.

Fair value of financial instruments

The Company measures and reports its financial assets and liabilities on a fair value basis in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability (the exit price) in the principal and most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires the classification of assets and liabilities carried at fair value using a three-tier hierarchy based upon observable and unobservable inputs as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of March 31, 2011 and December 31, 2010, the Company has 183,348 warrants outstanding. The fair value of the outstanding warrants was approximately $1.96 million and $1.53 million, respectively.  The Company recognized a total of $433,755 loss and a total of $234,078 loss from the change in fair value of the warrants for the three months ended March 31, 2011 and 2010, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the BSM using the following assumptions:

	March 31, 2011	December 31, 2010
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	1.42	1.67
Risk-free interest rate	0.55%	0.51%
Expected volatility	54%	61%

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

	Carrying Value as of March 31, 2011	Fair Value Measurements at March 31, 2011 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Fair value of warrant liabilities	$1,960,285		$1,960,285

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

In September 2010, the FASB issued Accounting Standard Update 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans. This ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how International Financial Reporting Standards compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU did not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 3 – Disposal of subdivisions

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, sold its equity interests in its three subsidiaries, Tianjin Simo Electric Co., Ltd. (“Tianjin Simo”), Xi’an Simo Science and Technology Development Co., Ltd. (“Science and Technology”) and Xi’an Simo Imports and Exports Co., Ltd. (“Imports and Exports”), to certain shareholders of these three subsidiaries.  As a result of the foregoing dispositions, Simo Motor no longer owns any of the outstanding equity of these three subsidiaries.

Note 4 – Acquisition of the noncontrolling interests

Effective April 1, 2010, Simo Motor, a PRC subsidiary of the Company, acquired all of the equity interests in its four subsidiaries, Tech Full Lamination Co., Ltd. (“Lamination”), Xi’an Simo A’Da Motor Co., Ltd. (“A’Da Motor”), Xi’an Tech Full Simo Moulds Co., Ltd. (“Moulds”) and Xi’an Tech Full Simo Transportation Co., Ltd. (“Transportation”). As a result of the above acquisitions, Simo Motor now owns 100% of the outstanding equity of these four subsidiaries.

Note 5 – Supplemental disclosure of cash flows

The Company prepares its statements of cash flows using the indirect method as defined under the ASC Topic 230. The following information relates to non-cash investing and financing activities for the three months ended March 31, 2011 and 2010.

Total interest paid amounted to $1,333,209 and $872,884 for the three months ended March 31, 2011 and 2010, respectively.

Total income tax paid amounted to $3,148,890 and $3,078,707 for the three months ended March 31, 2011 and 2010, respectively.

For three months ended March 31, 2011, other payable in the amount of $17,279, and notes receivable in the amount of $4,157 were used for plant and equipment purchases. Other receivables in the amount of $98,758 were used for increase for construction-in-progress. Other payables in the amount of $23,100 were reduced against proceeds from disposal of equipment. Construction-in-progress in the amount of $745,522 was transferred into plant and equipment. Advances on plant and equipment purchases in the amount of $6,024,672 and $5,895,547 were transferred into construction-in-progress and plant and equipments, respectively.

For the three months ended March 31, 2010, notes receivable in the amount of $98,871 was transferred as payment for purchase of equipment. Equipment in the amount of $243,100 was transferred as payment to accounts payable for $170,866 and as payment to other payables for the amount of $72,234.

Note 6 – Accounts receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Accounts receivable	$89,667,029	$93,392,999
Less: allowance for bad debts	(9,268,969)	(7,493,667)
Accounts receivable, net	$80,398,060	$85,899,332

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

The following table consists of allowance for bad debts:
Allowance for bad debts at January 1, 2010	$114,475
Increase in allowance	45,384
Negative provisions for allowance	-
Accounts receivable write off	-
Effect of foreign currency translation	(106)
Allowance for bad debts at March 31, 2010 (Unaudited)	159,753
Increase in allowance	7,640,918
Negative provisions for allowance	(233,660)
Accounts receivable write off	-
Effect of foreign currency translation	(73,344)
Allowance for bad debts at December 31, 2010	$7,493,667
Increase in allowance	1,777,709
Negative provisions for allowance	(44,931)
Accounts receivable write off	(2,686)
Effect of foreign currency translation	45,210
Allowance for bad debts at March 31, 2011 (Unaudited)	$9,268,969

For the Simo Motor acquisition, the Company recorded acquired accounts receivables at the acquisition-date fair value. However, the fair value was disclosed on the Company’s Form 10K filing of 2009 with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowance is not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. As a result, the Company made a reclassification as follows as of December 31, 2009. No financial statement captions were impacted as only net numbers were stated on the balance sheet.

	December 31, 2009	Reclassification	December 31, 2009
			Revised
Accounts receivable	$97,302,153	$(3,864,793)	$93,437,360
Less: allowance for bad debts	(3,979,268)	3,864,793	(114,475)
Accounts receivable, net	$93,322,885	$-	$93,322,885

Note 7 – Inventories

The following is a summary of inventories by major category:
	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw and packing materials	$9,145,275	$8,673,719
Work in process	20,651,443	20,819,664
Finished goods	29,005,406	29,252,978
Finished goods - consignment	66,794	6,421,301
Inventory valuation allowance	(2,979,926)	(2,324,106)
Total inventories, net	$55,888,992	$62,843,556

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

As of March 31, 2011 and December 31, 2010, inventory valuation allowance amounted to $2,979,926 and $2,324,106, respectively.

Allowance for inventory valuation at January 1, 2010	$710,611
Additional reserves	-
Recovery of reserves	-
Effect of foreign currency translation	-
Allowance for inventory valuation at March 31, 2010 (Unaudited)	710,611
Additional reserves	3,940,870
Recovery of reserves	(2,340,118)
Effect of foreign currency translation	12,743
Allowance for inventory valuation at December 31, 2010	$2,324,106
Additional reserves	824,085
Recovery of reserves	(182,630)
Effect of foreign currency translation	14,365
Allowance for inventory valuation at March 31, 2011 (Unaudited)	$2,979,926

For the Simo Motor acquisition, the Company recorded acquired inventory at the acquisition-date fair value. However, the fair value was disclosed on the Company’s Form 10K filing of 2009 with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowances are not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. As a result, the Company made a reclassification as follows as of December 31, 2009. No financial statement captions were impacted as only net numbers were stated on the balance sheet.

	December 31, 2009	Reclassification	December 31, 2009
			Revised
Raw and packing materials	$11,826,804	$(2,903,706)	$8,923,098
Work in process	28,434,522	(3,258,327)	25,176,195
Finished goods	25,471,544	(2,024,219)	23,447,325
Finished goods - consignment	18,077,870	-	18,077,870
Inventory valuation allowance	(8,896,863)	8,186,252	$(710,611)
Total inventory, net	$74,913,877	$-	$74,913,877

Note 8 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $22,670,251 and $15,893,866 as of March 31, 2011 and December 31, 2010, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 9 – Plant and equipment

The following table presents details of our property and equipment:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Buildings	$91,512,835	$90,434,596
Office equipment	3,416,793	3,380,045
Production equipment	52,118,080	45,564,179
Vehicles	2,331,886	2,335,906
Assets held for sale	45,960	46,071
Construction in progress	48,811,285	43,172,049
Total	198,236,839	184,932,846
Less: accumulated depreciation	(14,302,489)	(11,858,708)
Property and equipment, net	$183,934,350	$173,074,138

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai and Simo Motor.  Construction in progress as of March 31, 2011, consisted of the following:

No.	Project Description	March 31, 2011	Commencement Date	Expected completion date
		(Unaudited)
1	Building construction for STFE facility	$6,530,623	5/13/2009	5/30/2011
2	Manufacturing machinery and equipment for STFE	35,026,374	12/12/2008	7/31/2011
3	Building construction and Manufacturing machinery and equipment for Weihai facility	7,087,049	8/20/2010	12/31/2011
4	Building construction and Manufacturing machinery and equipment for Simo facility	167,239	11/30/2010 & 12/29/2010	12/31/2011
	Total	$48,811,285

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $2,387,899 and $1,888,108, respectively.

For the three months ended March 31, 2011 and 2010, a total of $0 and $78,328 of interest were capitalized into construction in progress, respectively.

Note 10 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of March 31, 2011 and December 31, 2010, advances for intangible assets amounted to $3,912,302 and $3,645,361, respectively.

On September 8, 2006, HTFE entered into an agreement ("Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the land use agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 96.8% or $6.08 million (RMB 41,452,020) has been paid, as of March 31, 2011. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Advance on plant and equipment purchases

The Company makes advances to certain vendors for equipments and construction projects.  The advances on equipment and construction amounted to $36,128,919 and $48,830,831 as of March 31, 2011 and December 31, 2010, respectively.

Note 11 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	March 31, 2011	December 31, 2010
	(Unaudited)
Goodwill on 2008 Acquisition of Weihai	$12,759,040	$12,692,107
Goodwill on 2009 Acquisition of Simo Motor	42,450,322	42,227,631
Total goodwill	55,209,362	54,919,738
Land use rights	17,888,216	17,794,376
Patents	6,977,145	6,940,543
Software	16,735	16,648
Intellectual property	2,594,118	2,594,118
Customer lists	288,235	288,235
Total goodwill and other intangible assets	82,973,811	82,553,658
Less: accumulated amortization	(4,967,971)	(4,486,841)
Intangible assets, net	$78,005,840	$78,066,817

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $457,261 and $365,848, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the three months ended March 31, 2011 and 2010. As a result of the disposition of the three subdivisions, effective April 1, 2010, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo, Science and Technology, and Imports and Exports (see Note 3 for more discussion). Goodwill of these three subdivisions in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

	Weihai	Simo Motor	Total
Goodwill, as of January 1, 2010	$12,273,778	$41,799,976	$54,073,754
Disposal of subsidiaries	-	-	-
Effect of foreign currency translation	-	-	-
Goodwill, as of March 31, 2010 (unaudited)	12,273,778	41,799,976	54,073,754
Disposal of subsidiaries	-	(964,159)	(964,159)
Effect of foreign currency translation	418,329	1,391,814	1,810,143
Goodwill, as of December 31, 2010	12,692,107	42,227,631	54,919,738
Effect of foreign currency translation	66,933	222,691	289,624
Goodwill, as of March 31, 2011 (unaudited)	$12,759,040	$42,450,322	$55,209,362

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 12 – Other assets

Other assets, current consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Other receivable, net	$1,657,105	$1,620,638
Prepaid expenses	376,812	503,330
Prepaid consulting service fee, current	617,946	-
Deferred tax assets	380,565	377,727
Total	$3,032,428	$2,501,695

Other assets, non-current consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Security deposit	$1,500	$1,500
Long term deferred expenses	1,387,513	1,401,826
Prepaid consulting service fee, non-current	2,321,106	-
Total	$3,710,119	$1,403,326

In February 2011, the Company entered into a consulting service agreement with a third party which agreed to provide advisory and consulting services to obtain financing in Chinese Capital Market for a period of 5 years from 2011 to 2015. The service fee is non-refundable and amounted to $3 million. For the three month ended March 31, 2011, $60,948 was amortized as professional fees. As of March 31, 2011, prepayment of $617,946 and $2,321,106 were included in current and non-current prepaid consulting service fee, respectively.

Note 13 – Taxes payable

Taxes payable consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
VAT tax payable	$2,303,861	$1,930,544
Individual income tax withholding payable	88,801	84,965
Corporation income tax payable	4,740,058	3,672,511
Other miscellaneous tax payable	2,815,053	2,517,787
Total	$9,947,773	$8,205,807

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 14 – Financing

On July 28, 2010, the Company entered into a Loan Agreement, dated July 28, 2010 (the “Loan Agreement”) with Abax Emerald Ltd., a Cayman Islands limited company (“Abax”), pursuant to which Abax agreed to provide the Company with up to $15,000,000 in loans (“Abax Loan”). The Abax Loan was to be made pursuant to one or more borrowings (each, an “Advance”) from time to time from the Closing Date (July 28, 2010) to the date falling on the expiration of five (5) months after the Closing Date upon delivering a notice from us to Abax. In lieu of payment of interest in cash on each Advance, the outstanding principal amount thereof accreted in value for the period commencing on the Borrowing Date (the date on which any Advance is made from us to Abax) for such Advance and ending on the day on which such Advance is repaid, at a rate equal to 10% per annum, computed as described in the Agreement. The loan agreement provided that the Company could voluntarily prepay any Advance (or portion thereof in an integral multiple of $100,000) at its accreted value at any time upon written notice to Abax. On the Maturity Date (six months after the date of the Agreement), we were obligated to repay the remaining outstanding loan not theretofore paid, together with all fees and other amounts payable under the Loan. On July 29, 2010, the Company received the $15 million loan from Abax. The loan was used to pay down certain debt and to support the Company’s capital expenditures and working capital. The Abax Loan was fully paid off on December 27, 2010.

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

Debt issuance costs of $500,000, resulting from the Term Loan Facility Agreement the Company entered into with CDB, are carried in other assets and are amortized over the life of the loan using the straight-line amortization method. A total of $41,667 was amortized to interest expense for the three months ended March 31, 2011. As of March 31, 2011, unamortized debt issuance costs totaled $455,137.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 15 -Short and long term loans

The Company’s short term loans are comprised of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Short term loan – bank	$30,591,500	$29,369,120
Short term loan – others	24,400	121,360
Total short term loans	$30,615,900	$29,490,480

Short term loans – bank
	March 31, 2011	December 31, 2010
	(Unaudited)
Loan from Citic Bank in city of Wendeng, due from various dates from May to June 2011. Monthly interest-only payments at 5.310% per annum, secured by assets	$3,202,500	$3,185,700
Loan from Commercial Bank in city of Weihai, due from various dates from August to September 2011. Monthly interest-only payments at 0.509% per annum, secured by assets	1,220,000	1,213,600
Loan from Bank of Communications, due in December 2011. Benchmark interest rate up by 10%, approximate rate of 6.116% per annum, guaranteed loan	1,525,000	1,517,000
Loan from Bank of Communications, due in June 2011. Benchmark interest rate up by 10%, approximate rate of 5.84% per annum, guaranteed loan	1,525,000	1,517,000
Loan from Citic Bank, due in January through February 2012. Average interest from 8.48% per annum, secured by assets and guaranteed loan	4,575,000	6,523,100
Loan from Citic Bank, due in December 2011. Average interest from 5.81% per annum, secured by assets and guaranteed loan	3,050,000	-
Loan from China Merchant Bank, due various dates in June through September 2011. Monthly interest-only payments from 6.37% to 6.39% per annum, secured by assets and guaranteed by third party	8,540,000	8,495,200
Loan from Bank of China. Monthly interest-only payment at 4% per annum, unsecured, and due upon demand.	854,000	849,520
Loan from Bank of China, due in March 2012. Monthly interest-only payment at 6.06% per annum, secured by assets	4,575,000	-
Loan from China Commercial Bank, due in November 2011. Monthly interest-only payment at 6.0% per annum, guaranteed loan	1,525,000	1,517,000
Loan from Huaxia Bank in city of Xi’an, due various dates from February to March 2011. Interest-only payments at 6.12% per annum, secured by assets.	-	4,551,000
Short term loan - bank	$30,591,500	$29,369,120

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

The Company’s long term bank loan (see Note 14 for more discussion) as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Loan from China Development Bank (see Note 14 for detail discussion of the Term Loan Facility terms)	$50,250,000	$50,070,000
	$50,250,000	$50,070,000

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)
Buildings in Xi’an, China	$22,341,800	$22,373,129
Buildings in Weihai, China	2,178,295	2,166,868
Land use rights in Xi’an and Weihai, China	12,266,888	1,122,435
Inventories in Xi’an, China	9,288,529	9,102,000
Total assets pledged as collateral for bank loans	$46,075,512	$34,764,432

Net interest expense for the three months ended March 31 was comprised of the following:

	2011 (Unaudited)	2010 (Unaudited)
Amortization of debt discount	$-	$910,535
Amortization of debt issuance costs	41,667	140,968
Interest expense	1,910,133	795,217
Interest earned on cash deposits	(220,583)	(202,479)
Foreign currency transaction loss	192,733	2,682
Interest expense, net	$1,923,950	$1,646,923

Note 16 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Weihai, which consisted of the following:
	March 31, 2011	December 31, 2010
	(Unaudited)
Amount due to Weihai original shareholders	$762,500	$758,500
	$762,500	$758,500

Amount due to Weihai original shareholders is due on demand.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 17 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from domestic PRC sales.

Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended March 31, 2011 and 2010 are as follows:

	2011 (Unaudited)	2010 (Unaudited)
China	$100,097,842	$98,421,710
International	3,731,582	7,063,447
Total sales	103,829,424	105,485,157
Cost of sales - China	71,035,425	65,280,189
Cost of sales - International	2,590,211	4,462,898
Total cost of sales	73,625,636	69,743,087
Gross profit	$30,203,788	$35,742,070

The following tables present the revenue and cost of sales by each major product line for the three months ended March 31, 2011 and 2010:

	Revenues
Product Line	2011 (Unaudited)	2010 (Unaudited)
Linear Motors and Related Systems	$19,261,483	$19,831,210
Specialty Micro-Motors	15,532,331	16,244,714
Rotary Motors
Weihai	21,769,699	22,468,338
Xi’an	46,304,677	45,042,162
Others	961,234	1,898,733
Total	$103,829,424	$105,485,157

	Cost of Sales
Product Line	2011 (Unaudited)	2010 (Unaudited)
Linear Motors and Related Systems	$10,477,955	$7,970,388
Specialty Micro-Motors	10,549,510	10,034,233
Rotary Motors
Weihai	19,232,429	19,604,859
Xi’an	32,815,610	31,019,050
Others	550,132	1,114,556
Total	$73,625,636	$69,743,087

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 18 – Commitments and contingencies

Commitments

The Company enters into non-cancelable purchase commitments with some of its vendors. As of March 31, 2011 and December 31, 2010, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $ 9,768,422 and $12,000,496, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters. The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 96.8% or $6.08 million (RMB 41,556, 000) of which has been paid with the balance to be paid in installments.

Contingencies

Ten shareholder class action lawsuits were filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Five actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court, and three actions were filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal.

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

For mutual benefit, the Company reached agreements with one third party to provide such cross-guarantee on bank loans as of March 31, 2011.

As of March 31, 2011, the Company is contingently liable as guarantor with respect to $3,050,000 of indebtedness of Baoji Zhongcheng Machinery Co. Ltd. (“Baoji”). The term of the guarantee is through April 2011 and is not extended. At any time through that date, should Baoji be over six months delinquent on its debt payments, the Company will be obligated to perform under the guarantee by primarily making the required payments, including late fees and penalties. The maximum potential amount of future payments that the Company is required to make under the guarantee is the entire default amount, not exceed the loan amount. Baoji is also contingently liable as guarantor for the Company with respect to $4,575,000 of indebtedness. The term of the guarantee is through June 2011.

The Company has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Note 19 – Earnings per share

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

For the three months ended March 31:
	2011 (Unaudited)	2010 (Unaudited)
Net income before noncontrolling interest	$10,819,941	$22,906,041
Less: Net income attributable to noncontrolling interest	14,269	2,352,353
Net income attributable to controlling interest	$10,805,672	$20,553,688
Weighted average shares used in basic computation	31,250,820	31,067,471
Diluted effect of stock options and warrants	113,205	286,392
Weighted average shares used in diluted computation	31,364,025	31,353,863
Earnings per share - Basic:
Net income before noncontrolling interest	$0.35	$0.74
Less: Net income attributable to noncontrolling interest	$-	$0.08
Net income attributable to controlling interest	$0.35	$0.66
Earnings per share - Diluted:
Net income before noncontrolling interest	$0.34	$0.73
Less: Net income attributable to noncontrolling interest	$-	$0.07
Net income attributable to controlling interest	$0.34	$0.66

Except for 30,000 stock options at $20.02 per share, all stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2011.  All stock options and warrants have been included in the diluted earnings per share calculation for the three months ended March 31, 2010.

Note 20 – Shareholders’ equity

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
MARCH 31, 2011
(UNAUDITED)

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

For the three months ended March 31, 2011 and 2010, the Company transferred $1,473,493, and $2,302,999, respectively, representing 10% -15% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $37.2 million and $38.7 million as of March 31, 2011 and December 31, 2010, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2010	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010 (Unaudited)	366,697
Granted	-
Forfeited	-
Exercised	(183,349)
Outstanding as of December 31, 2010	183,348
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2011 (Unaudited)	183,348

Following is a summary of the status of warrants outstanding at March 31, 2011:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	183,348	1.42	$10.84	183,348	1.42
Total	183,348			183,348

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

Options

On November 30, 2009, the Company granted options to an independent director to purchase an aggregate of 30,000 shares of the Company’s common stock, at an exercise price of $20.02 per share, the closing price of the Company’s common stock on November 30, 2009. The fair values of stock options granted to employees and the independent directors were estimated at the date of grant using the BSM with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$20.02

Following is a summary of stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2010 (Unaudited)	355,000	$13.97	$2,706,350
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2010	355,000	$13.97	$1,199,900
Granted	-	-	-
Forfeited	(95,000)	8.10	1,043,100
Exercised	-	-	-
Outstanding as of March 31, 2011 (Unaudited)	260,000	$16.11	$1,190,800

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$15.60	230,000	1.71	$15.60	230,000	1.71
$20.02	30,000	3.67	$20.02	21,250	3.67
Total	260,000			251,250

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

For the three months ended March 31, 2011 and 2010, stock compensation expense related to options issued amounted to $111,297 and $254,669, respectively.

Note 21 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $1,018,974 and $213,763 for the three months ended March 31, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K and the unaudited consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that relate to future events and expectations and, as such, constitute forward-looking statements. Forward-looking statements include those containing such words as “anticipates,” “believes,” “estimates,” “expects,” “hopes,” “targets,” “should,” “will,” “will likely result,” “forecast,” “outlook,” “projects” or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance or achievements of the Company to be materially different from those expressed or implied in the forward-looking statements.

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

We currently operate the following four manufacturing facilities in China with an employee base of approximately 3,970 engineers, production technicians, and other employees:

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

Pursuant to a Schedule 13D/A (the “Schedule 13D/A”) filed jointly by Mr. Tianfu Yang, Hero Wave Investments Limited (“Hero”), Tech Full Electric Company Limited (“Tech Full”), Abax Lotus Ltd. (“Abax Lotus”), Abax Nai Xin A Ltd. (“Abax Nai Xin”), Abax Global Opportunities Fund (“Global Fund”), Abax Upland Fund LLC (“Upland”), Abax Arhat Fund (“Arhat”), Abax Claremont Ltd. (“Upland Managing Member”), Abax Global Capital (“AGC”), Abax Global Capital (Hong Kong) Limited (“Abax HK”), and Xiang Dong Yang (“Mr. Xiang Dong Yang”, collectively with Abax Lotus, Global Fund, Upland, Arhat, Upland Managing Member, AGC, AGC Asia 3, Abax HK and Abax Nai Xin, the “Abax Parties”) with the Securities and Exchange Commission on May 2, 2011 (Mr. Yang, Hero, Tech Full and the Abax Parties are collectively referred to herein as the “Reporting Persons”), the Reporting Persons disclosed that on April 20, 2011, Mr. Tianfu Yang and AGC (acting on behalf of certain funds it manages and/ or advises), on behalf of themselves, submitted a proposal (the “Proposal”) to the Special Committee of the Company’s board of directors for the acquisition of all of the Publicly Held Shares(as defined below) through a Nevada corporation wholly owned by Tech Full for US$24.00 per share (the “Proposed Transaction”). According to the Schedule 13D/A, financing for the Proposed Transaction will include both debt and equity components, as well as rollover equity from certain members of the management and certain Abax Parties (the “Rollover Commitments”). AGC and Abax HK, on behalf of certain of the funds and/or entities that they manage or advise, will also provide equity and debt financing through certain such funds in connection with the Proposed Transaction, and the Abax Parties may bring in one or more additional third party investors to fund a portion of such equity and/ or debt financing.  With respect to the Rollover Commitments, certain members of management, including Mr. Tianfu Yang, Tianli Yang, Zedong Xu, Suofei Xu and Lanxiang Gao, have committed to roll all of their shares of Common Stock into Tech Full in connection with the Proposed Transaction. In addition, Abax Lotus and Abax Nai Xin have also committed to roll over all of their shares of Common Stock into Tech Full in connection with the Proposed Transaction. According to the Schedule 13D/A, the Reporting Persons anticipate that approximately US$463.8 million will be expended in acquiring 18,525,436 outstanding shares of Common Stock owned by shareholders of the Company other than certain senior managers of the Company (the “Rollover Shareholders”) and the Reporting Persons (“Publicly Held Shares”). This amount includes (a) the estimated funds required by Reporting Persons to (i) purchase the Publicly Held Shares, (ii) pay for the outstanding options to purchase Common Stock, and (iii) pay for the outstanding warrants to purchase Common Stock, and (b) the estimated transaction costs associated with the purchase of the Publicly Held Shares.

According to the Schedule 13D/A, in connection with the Proposal, AGC and Abax HK, on behalf of certain of the funds and/or entities that they manage or advise, issued on April 20, 2011 a financing commitment letter and committed to provide equity and debt financing of an aggregate amount of up to US$63.8 million. The source of funds for such equity and debt financing will come from the investors in such funds. In addition, the Abax Parties may bring in one or more additional third party investors to fund a portion of such equity and/ or debt financing.

In addition, according to the Schedule 13D/A, on April 29, 2011, Tech Full received a debt commitment letter (the “Debt Commitment Letter”) issued by China Development Bank Corporation (“CDB”) for a US$400,000,000 term loan facility to fund the proposed purchase of the Publicly Held Shares, subject to execution of mutually acceptable definitive documents for the facility. CDB’s commitment under the Debt Commitment Letter will terminate on April 2, 2012 unless CDB receives a written confirmation prior to the expiration date.

There can be no assurance that any definitive agreement will be executed with respect to the Proposed Transaction or that this or any other transaction will be approved or consummated. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Customers who purchase industrial rotary motors are divided into two major categories: distributors and non-distributors. Non-distributors consist of OEM users, traders and end users. Except for the annual sales target for distributors, the sales arrangements are the same with distributors and non-distributors.

Distributors are committed to annual purchase target and entitled to a sales rebate. The Company periodically provides incentive offers to its distributors to encourage purchases. Such offers include inducement offers (e.g., offers for future discounts subject to its annual purchase target), and other similar offers. Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Inducement offers are presented as a net amount in “net sales.”

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

RESULTS OF OPERATIONS

Revenues

For the first quarter of 2011, total revenues were $103.8 million, down slightly compared to $105.5 million in the first quarter of 2010. Marginally lower sales in linear motors and specialty micro motors were partially offset by slightly higher sales in industrial rotary motors. In the linear motor product line, sales were down $0.6 million year-over-year. Lower sales volume in oil pumps (75 units in the first quarter of 2011, compared with 105 units in the first quarter of 2010, a $1.4 million decrease in sales) and in propulsion systems for coal transportation trains (a $1.4 million decrease) were largely offset by higher volumes in other linear motors. In the specialty micro motor product line, sales declined by $0.7 million. A decrease in sales volume of existing products was partially compensated by sales of new products. Rotary motor sales at Xi’an Tech Full Simo were up $1.3 million driven by higher volumes, while rotary motor sales at Weihai Tech Full Simo were down $0.7 million due to lower volumes. Sales of other products dropped $0.9 million due to lower volume.

The following table presents the revenue contribution by percentage for each major product line in the first quarter of 2011 in comparison with the first quarter of 2010.

	Percent of Total Revenues
Product Line	1Q11	1Q10
Linear Motors and Related Systems	18.5%	18.8%
Specialty Micro-Motors	15.0%	15.4%
Rotary Motors	65.6%	64.0%
Weihai	21.0%	21.3%
Xi’an	44.6%	42.7%
Others	0.9%	1.8%
Total	100%	100%

Net Income

The Company recorded a net income attributable to controlling interest of $10.8 million, or $0.34 per diluted share in the first quarter of 2011, compared with a net income attributable to controlling interest of $20.6 million, or $0.66 per diluted share in the same period of 2010. The net income attributable to controlling interest was 47.4% lower than in the first quarter of 2010 primarily due to the following factors:

1.	Lower gross profit margin (see section titled “Gross Profit Margin”);
2.	Higher research & development expenses (see section titled “Operating Expenses”);
3.	Higher selling, general and administrative expenses (see section titled “Operating Expenses”);
4.
Higher other expenses including expense related to change in fair value of warrant ($0.4 million and $0.2 million in the first quarter of 2011 and 2010, respectively) and net interest expense ($1.9 million and $1.6 million in the first quarter of 2011 and 2010, respectively); and

5.	Higher income tax rate (see section titled “Income Tax”).

The net profit margin (net income attributable to controlling interest as a percentage of total revenues) was 10.4% and 19.5% in the first quarter of 2011 and 2010, respectively.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the three months ended March 31, 2011, compared with the same period in 2010.

	Gross Profit Margin
Product Line	1Q11	1Q10
Linear Motors and Related Systems	45.6%	59.8%
Specialty Micro-Motors	32.1%	38.2%
Rotary Motors	23.5%	25.0%
Weihai	11.7%	12.7%
Xi’an	29.1%	31.1%
Others	42.8%	41.3%
Corporate Average	29.1%	33.9%

The decline in overall gross margin was primarily due to margin decline in linear motors and specialty micro-motors. Higher raw material costs and labor costs contributed to higher cost of goods sold across all product lines. Although the Company anticipates passing on a portion of the higher costs through increased selling prices, it is expected that higher raw material prices will continue to pressure gross margin.

In linear motors, margin compression was mainly attributable to the following factors in addition to higher raw material and labor costs:

1.
Changes in product mix. Sales volume of higher margin products – oil pumps and propulsion systems for coal transportation trains – declined in the first quarter of 2011 compared with the same period a year ago, while sales volume of lower margin products increased.

2.	Lower unit selling prices for some products. In order to expand our customer base and gain market share, we lowered the selling prices for some products.

In the specialty micro motors, lower gross margin was primarily attributable to the following factors in addition to higher raw material and labor costs:

1.
Several new products were added compared to the first quarter of last year. New product launch generally experiences higher manufacturing costs at the start-up stage due to higher costs associated with training of workforce, more test runs, and smaller orders, which resulted in reduced production efficiency.

2.	Changes in product mix. Sales volume of existing higher-margin products declined while sales volume of new lower-margin products increased.

Gross margin in rotary motors remained relatively stable year-over-year, driven by improved manufacturing efficiency offset by higher raw material and labor costs.

Operating Expenses

Research and development (R&D) expenses increased to $3.9 million in the three months ended March 31, 2011 from $0.6 million in the three months ended March 31, 2010. As technology and R&D are the Company’s long term strategic focus, we have been making every effort to enhance our R&D projects and invest in product and technology development in order to capture additional market share and position the Company well for further growth. The $3.9 million R&D expense in the first quarter of 2011 was primarily associated with a new development project to develop an automated control system for linear servo motors. This development project was initiated in March 2010 in collaboration with a research institute. It has received extensive interest from potential customers. This project is near a successful completion and a total of $3.1 million was incurred during this quarter. We expect to launch the production of this newly developed linear servo motor during 2011.

In subsequent quarters this year, we expect R&D expenses to be lower and expect that total R&D expenses in the entire year will remain below 3% of total revenues.

Selling, general and administrative expenses (SG&A) amounted to $10.1 million and $7.4 million in first quarter of 2011 and 2010, respectively, or 9.7% and 7.0% as a percentage of each quarter’s total revenues. The year-over-year increase in SG&A primarily reflected the following contributors:

1.	Xi’an Tech Full Simo recorded $1.7 million incremental provision for bad debts in the first quarter of 2011 versus in the first quarter of 2010 reflecting the accounts receivable aging analysis.

2.
Expenses in the first quarter of 2011 related to the Going Private Proposal submitted by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang (see section titled “Recent Events”) totaled approximately $0.9 million. This amount included legal fees associated with the class action law suits (see Part II, Item 1 “Legal Proceedings”), fees associated with legal and financial advisors for the Special Committee of the Board of Directors, and other related expenses. The Company expects to recover some of the legal expenses related to the class action law suits pursuant to its insurance policy.

3.
Shipping and handling costs increased to $1.5 million from $0.8 million in the same quarter of last year. The higher shipping and handling costs were mainly attributable to higher fuel costs and further geographical expansion of our customer base.

Operating profits were $16.3 million and $27.7 million in the first quarter of 2011 and 2010, respectively, with the operating margin at 15.7% and 26.3%, respectively.

Other Income (net)

Other income remained stable at $1.1 million year over year. Other income mainly consisted of income from recycling scrap materials and selling production waste.

Interest expense (net)

Net interest expense was $1.9 million in the first quarter of 2011, compared with $1.6 million in the first quarter of 2010. Net interest expense in the first quarter of 2011 mainly included $1.9 million interest expense, $0.2 million of foreign currency transaction loss and $0.2 million interest income. Net interest expense in the first quarter of 2010 mainly included $1.1 million amortization of debt discount and debt issuance cost, $0.8 million interest expense and $0.2 million interest income.

See Note 15 for a breakdown of interest expense.

Income Taxes

The income tax provision was $4.2 million and $4.1 million in the first quarter of 2011 and 2010, respectively.

The corporate income tax rates in 2011 for some of our PRC subsidiaries are higher than in 2010 due to expiration of the previous preferential tax rates approved by the government. Harbin Tech Full was subject to a 10% preferential tax rate in 2010 and this preferential tax treatment expired at the end of 2010. Harbin Tech Full is in the process of applying for a new preferential income tax rate from the Chinese government. Management believes that it is highly likely that Harbin Tech Full will be approved for a 15% preferential income tax rate for 2011. However, the approval process may take six months or longer. For the first quarter of 2011, before obtaining government approval, management of Harbin Tech Full used a 25% standard income tax rate to calculate the provision for income tax. The 25% income tax rate for Harbin Tech Full has caused the provision for income tax at Harbin Tech Full significantly higher in the first quarter of 2011 than in the first quarter of 2010. The 10% preferential tax rate as opposed to the 25% standard rate resulted in a $1.6 million saving on tax in the first quarter of 2010. Shanghai Tech Full was subject to an 11% preferential tax rate in 2010 and is granted a 12% preferential tax rate in 2011. Xi’an Tech Full Simo remains at a 15% preferential tax rate in 2011. Weihai Tech Full has been subject to the standard 25% tax rate.

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

Our liquidity position remains adequate, with $122.8 million in cash and cash equivalents as of March 31, 2011, compared with $98.8 million as of December 31, 2010. Cash provided by operating activities totaled $8.7 million in the current quarter, compared with $17.3 million in the first quarter of 2010. The decreases are mainly due to a decrease in operating earnings and an increase in cash used for inventory purchases and cash used to reduce notes receivables. Net cash provided by financing activities totaled $15.5 million, mainly from increased bank notes, partially offset by an increase in restricted cash amount required by the banks. Capital spending from operations for the current quarter was approximately $0.3 million.

At March 31, 2011, several items under our current assets and current liabilities including restricted cash, accounts receivable, inventories, advance on inventory purchase, notes payable - short term, and customer deposits changed significantly in the first quarter of 2011. The $14.4 million increases in restricted cash were due to the $28.8 million increases in short-term notes payable provided by the bank. Banks in general requires a 50% restricted cash amount to secure the notes payable. Accounts receivables decreased by $4.2 million, and $1.7 million were reserved on accounts receivable allowance. Inventories decreased by $6.7 million mainly due to reduction of inventory held in consignment. Advance on inventory purchases were increased by $6.7 million in preparation for anticipated higher production activities. Customers increased deposits by $5.4 million to secure current selling price in anticipation of an increase in future selling price.

Cash Position

As of March 31, 2011, we had cash and cash equivalents of $122.8 million. The following table provides detailed information about our net cash flow for this quarter, compared to the first quarter of 2010.

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$8,728,688	$17,344,935
Net cash used in investing activities	(582,258)	(29,319,391)
Net cash provided by financing activities	15,466,000	(3,108,201)
Effect of exchange rate changes on cash	460,145	(2,637)
INCREASE (DECREASE) IN CASH	$24,072,575	$(15,085,303)

Operating Activities

The major components of cash provided by operating activities are consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Net cash provided by operating activities was $8.7 million in the first quarter of 2011, as compared to net cash provided by operating activities of $17.3 million in the first quarter of 2010. The decrease is mainly due to decreases in operating earnings, increases in cash used for inventory purchases, and cash used to reduce notes receivable.

Investing Activities

Our main uses of cash for investing activities during the first quarter of 2011 were for equipment purchase. Capital spending by operations for the current quarter was approximately $0.3 million. Generally, capital spending in the first quarter is seasonally lower as major capital spending usually starts in the second quarter after Chinese New Year. The Company expects the capital spending to go up in the subsequent quarters of the year when we continue to invest in upgrading the manufacturing capabilities, improving production efficiency, and expanding the capacity.

Financing Activities

Net cash provided by financing activities totaled $15.5 million during the quarter, mainly from increased bank notes, partially offset by the increases in restricted cash required by the banks. In the first quarter of 2010, cash was used to repay debt.

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

The Company has maintained compliance with the covenants pursuant to the CDB Agreement.

Contractual Obligations

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters. The aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 96.8% or $6.1 million (RMB 41.56 million) had been paid as of March 31, 2011 with the balance payable in installments.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

The Company enters into non-cancelable purchase commitments with some of its vendors. As of March 31, 2011 and December 31, 2010, the Company was obligated under the non-cancelable commitments to purchase materials totaling to $9,768,422 and $12,000,496, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

Off-balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information relating to quantitative and qualitative disclosures about market risk is provided in the Company’s 2010 Annual Report on Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2011 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Ten shareholder class action lawsuits were filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Five actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court; and three actions were filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal, as described further below.

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

The Company has moved, or will move, to dismiss, transfer, or stay Plaintiffs’ actions. The Company has reviewed the allegations contained in the complaints and believes they are without merit.  The Company intends to defend the litigation vigorously.

The pending cases are listed below.

Kay Hurewitz v. Harbin Electric, Inc. et al., No. 10-OC-00489-1B (“Hurewitz”), filed in the First Judicial District Court of the State of Nevada in and for Carson City on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

Bertrand Sellier v. Harbin Electric, Inc. et al., No. 3:10-CV-00645 (“Bertrand”), filed in the United States District Court for the District of Nevada on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. The plaintiff has filed a notice of voluntary dismissal of his action without prejudice.

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

Gerald Gould v. Tianfu Yang, No. 10-40004 (“Gould”), filed in the Supreme Court of the State of New York Suffolk County on October 25, 2010. The complaint named Tianfu Yang as a defendant.

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

The Company's motions to transfer the Carson City actions to Clark County, were granted. As a result, the Hurewitz, Fisher, and Rosen actions have been transferred to Clark County and consolidated with, Necuze and Elliott actions pending there.

Plaintiff Sellier voluntarily dismissed his federal district court action. The Sweeney action is the only remaining Nevada action that has not been transferred to Clark County. The Company has moved to dismiss or stay the Sweeney action, which motion is pending.

The New York actions (Yun, Gould and Norfolk) have been consolidated. Plaintiffs’ counsel thereafter filed a consolidated amended complaint naming only the Company and Tianfu Yang as defendants. The Company and Mr. Yang have moved to dismiss or, in the alternative, to stay the New York action.

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

Our revenues in the first quarter of 2011 declined slightly compared to the first quarter of 2010. Our revenues increased by 91% for the year ended December 31, 2010 versus the year ended December 31, 2009, and 85% in 2009 over 2008. However, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of March 31, 2011, we had a $35 million loan facility and an RMB100 million (approximately $15 million) loan facility under a Term Loan Facility Agreement with China Development Bank Corporation Hong Kong Branch as lender (“CDB”). Additionally, our PRC subsidiaries had a total of approximately $30.6 million short term loans outstanding as of March 31, 2011. These loans were obtained from local PRC banks and unrelated third parties.  These obligations could have important consequences to you. For example, they could:

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

Pursuant to the CDB Agreement, if a Change of Control of our company occurs, at the discretion of CDB, the facilities may be cancelled and all outstanding amounts under such facilities may become immediately due and payable with no less than 30 days notice.  For purposes of the CDB Agreement, a Change of Control shall be deemed to occur if (i) our chairman and chief executive officer, Mr. Tianfu Yang, ceases to be the beneficial owner, directly or indirectly, of at least thirty percent of our outstanding capital stock, (ii) we merge, consolidate, sell substantially all of our assets in a transaction other than with Mr. Tianfu Yang and certain of his affiliates, (iii) individuals who on the date of the CDB Agreement constitute our Board of Directors  (together with any  new directors  whose election  or appointment by such board or whose nomination for election by our shareholders is approved by a vote of not less than three-fourths of the directors then still in office who are either directors on the date of the CDB Agreement or whose election or nomination for election has been previously so approved) cease for any reason to constitute a majority of our Board of Directors then in office or (iv) our shareholders approve a plan of liquidation or dissolution.

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

One vendor provided approximately 13% of the Company’s purchases of raw materials for the three months ended March 31, 2011. The Company’s accounts payable to this vendor was $0 at March 31, 2011. No vendor accounted for more than 10% of the raw material purchases for the three months ended March 31, 2010. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies is generally 25%. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Harbin Tech Full was granted a 10% preferential tax rate from 2008 to 2010 due to its located in a specially designated economic region. This 10% preferential tax rate expired on December 31, 2010. While applying for the next level of 15% preferential tax treatment, Harbin Tech Full is currently using 25% standard income tax rate until the application is approved. Shanghai Tech Full was subject to an 11% preferential tax rate in 2010 and is granted a 12% preferential tax rate in 2011. Xi’an Tech Full Simo remains at a 15% preferential tax rate in 2011. Weihai Tech Full has been subject to the standard 25% tax rate. As a result, the estimated tax savings for the three months ended March 31, 2011 and 2010 amounted to $163,133 and $3,120,440, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

There can be no assurance that any agreement will be executed with respect to the Proposal made by Mr Yang, the Abax Parties and certain of their affiliates or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an effect on the market price of our common stock.

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

On November 22, 2010, Mr. Yang submitted to our Board a non-binding modification letter (the “Modification Letter”) modifying the proposal presented to the Board on October 10, 2010.  The Modification Letter stated that Mr. Yang would no longer have an exclusive relationship with Baring, thereby allowing Mr. Yang to pursue alternative financing for the proposed going private transaction; and that Baring would have the opportunity (but not the obligation) to provide up to 10% of the financing for the proposed going private transaction.  The Modification Letter stated that it was the intent of Mr. Yang that the alternative financing would be in place by the time the definitive transaction agreement was executed.

Since being formed, the Special Committee has engaged legal and financial advisors.  The Special Committee’s process is ongoing and the Special Committee intends to continue with its work, including evaluating any proposal presented by Mr. Yang as well as other proposals which the Company may receive, for as long as the Special Committee, in consultation with its advisors, deems necessary.

According to a Schedule 13D/A (the “Schedule 13D/A”) filed jointly by Mr. Tianfu Yang, Hero,, Tech Full  and the Abax Parties, on May 2,2011, on April 20, 2011, Mr. Tianfu Yang and AGC (acting on behalf of certain funds it manages and/ or advises), on behalf of themselves, submitted a Proposal, to the Special Committee of the Company’s board of directors for the acquisition of all of the Publicly Held Shares through a Nevada corporation wholly owned by Tech-Full  for US$24.00 per share. According to the Schedule 13D/A, financing for the Proposed Transaction will include both debt and equity components, as well as rollover equity from certain members of the management and certain Abax Parties. AGC and Abax HK, on behalf of certain of the funds and/or entities that they manage or advise, will also provide equity and debt financing through certain such funds in connection with the Proposed Transaction, and the Abax Parties may bring in one or more additional third party investors to fund a portion of such equity and/ or debt financing.

With respect to the Rollover Commitments, certain members of management, including Mr. Tianfu Yang, Tianli Yang, Zedong Xu, Suofei Xu and Lanxiang Gao, have committed to roll all of their shares of Common Stock into Tech Full in connection with the Proposed Transaction. In addition, Abax Lotus and Abax Nai Xin have also committed to roll over all of their shares of Common Stock into Tech Full in connection with the Proposed Transaction.

According to the Schedule 13D/A, in connection with the Proposal, AGC and Abax HK, on behalf of certain of the funds and/or entities that they manage or advise, issued on April 20, 2011 a financing commitment letter and committed to provide equity and debt financing of an aggregate amount of up to US$63.8 million. The source of funds for such equity and debt financing will come from the investors in such funds. In addition, the Abax Parties may bring in one or more additional third party investors to fund a portion of such equity and/ or debt financing.

In addition, according to the Schedule 13D/A, on April 29, 2011, Tech Full received a debt commitment letter (the “Debt Commitment Letter”) issued by China Development Bank Corporation (“CDB”) for a US$400,000,000 term loan facility to fund the proposed purchase of the Publicly Held Shares, subject to execution of mutually acceptable definitive documents for the facility. CDB’s commitment under the Debt Commitment Letter will terminate on April 2, 2012 unless CDB receives a written confirmation prior to the expiration date.

There can be no assurance that any definitive agreement will be executed with respect to the Proposed Transaction or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock, or changes in the proposal, as well as the commencement of the litigation regarding the proposal described herein in “Legal Proceedings” would likely have an effect on the market price of our common stock.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 34.98% of our issued and outstanding common stock as of March 31, 2011. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Harbin Electric, Inc.

Date: May 10, 2011	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Zedong Xu
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