Form 10-Q
period 2011-06-30
Harbin Electric, Inc
filed 2011-08-09
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2011: 31,434,168 shares of common stock, par value $0.00001 per share.

TABLE OF CONTENTS

Page
Part I. Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets As of June 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Operations and Other Comprehensive Income (Loss) For the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Changes in Equity (Unaudited)	5

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

Part II. Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults Upon Senior Securities	54

Item 4. (Removed and Reserved)	54

Item 5. Other Information	54

Item 6. Exhibits	54

Signatures	55

Index to Exhibits	56

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,578,920	$98,753,870
Restricted cash	17,566,185	1,061,900
Notes receivable	9,860,951	1,845,883
Accounts receivable, net	100,158,684	85,899,332
Inventories, net	61,795,604	62,843,556
Other assets, current	3,915,991	2,501,695
Advances on inventory purchases	20,986,377	15,893,866
Total current assets	301,862,712	268,800,102

PLANT AND EQUIPMENT, net	201,878,629	173,074,138

OTHER ASSETS:
Debt issuance costs, net	413,470	496,804
Advances on plant and equipment purchases	36,624,941	48,830,831
Advances on intangible assets	27,198,715	3,645,361
Goodwill	56,005,824	54,919,738
Other intangible assets, net	22,655,995	23,147,079
Other assets, non-current	3,738,955	1,403,326
Total other assets	146,637,900	132,443,139

Total assets	$650,379,241	$574,317,379

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - short term	$36,895,950	$2,123,800
Accounts payable	23,884,229	26,881,540
Short term loans	36,936,172	29,490,480
Customer deposits	12,450,791	14,621,882
Accrued liabilities and other payables	16,465,608	17,934,047
Taxes payable	10,720,587	8,205,807
Amounts due to original shareholders	773,500	758,500
Total current liabilities	138,126,837	100,016,056

LONG TERM LIABILITIES:
Long term loans	50,470,000	50,070,000
Warrant liability	1,394,418	1,526,530

Total liabilities	189,991,255	151,612,586

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common Stock, $0.00001 par value, 100,000,000 shares authorized, 31,250,820 shares issued and outstanding as of June 30, 2011 and December 31, 2010	312	312
Paid-in-capital	218,434,937	218,212,343
Retained earnings	160,380,410	136,149,513
Statutory reserves	36,866,080	33,129,367
Accumulated other comprehensive income	41,833,399	32,360,515
Total shareholders' equity	457,515,138	419,852,050

NONCONTROLLING INTERESTS	2,872,848	2,852,743

Total liabilities and shareholders' equity	$650,379,241	$574,317,379

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$131,401,787	$105,435,970	$235,231,211	$210,921,127

COST OF SALES	95,197,678	70,103,783	168,823,314	139,846,870

GROSS PROFIT	36,204,109	35,332,187	66,407,897	71,074,257

RESEARCH AND DEVELOPMENT EXPENSE	947,674	362,783	4,826,202	956,978

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,798,547	6,886,054	23,871,929	14,302,812

INCOME FROM OPERATIONS	21,457,888	28,083,350	37,709,766	55,814,467

OTHER EXPENSE (INCOME)
Other income, net	(2,389,536)	(1,326,675)	(3,510,737)	(2,445,961)
Interest expense, net	1,259,236	977,858	3,183,186	2,624,781
Loss from disposal of subdivision	-	623,158	-	623,158
Change in fair value of warrants	(565,867)	(1,657,457)	(132,112)	(1,423,379)
Total other expense, net	(1,696,167)	(1,383,116)	(459,663)	(621,401)

INCOME BEFORE PROVISION FOR INCOME TAXES	23,154,055	29,466,466	38,169,429	56,435,868

PROVISION FOR INCOME TAXES	5,986,251	3,790,892	10,181,684	7,854,253

NET INCOME BEFORE NONCONTROLLING INTEREST	17,167,804	25,675,574	27,987,745	48,581,615

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	5,866	770	20,135	2,353,123

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	17,161,938	25,674,804	27,967,610	46,228,492

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,024,063	1,320,473	9,472,884	1,412,069
Foreign currency translation adjustment attributable to noncontrolling interest	(30)	611	(30)	(191)

COMPREHENSIVE INCOME	$24,185,971	$26,995,888	$37,440,464	$47,640,370

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,250,820	31,067,471	31,250,820	31,067,471
Earnings per share before noncontrolling interest	$0.55	$0.83	$0.90	$1.56
Earnings per share attributable to controlling interest	$0.55	$0.83	$0.89	$1.49
Earnings per share attributable to noncontrolling interest	$-	$-	$-	$(0.08)

Diluted
Weighted average number of shares	31,351,139	31,343,306	31,337,330	31,348,563
Earnings per share before noncontrolling interest	$0.55	$0.82	$0.89	$1.55
Earnings per share attributable to controlling interest	$0.55	$0.82	$0.89	$1.47
Earnings per share attributable to noncontrolling interest	$-	$-	$-	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock		Additional	Retained earnings		Accumulated other
		Par	paid-in	Unrestricted	Statutory	comprehensive	Noncontrolling
	Shares	value	capital	earnings	reserves	income	interest	Total

BALANCE, January 1, 2010	31,067,471	$310	$218,094,374	$69,594,111	$22,869,423	$18,638,299	$21,299,841	$350,496,358

Amortization of stock compensation			509,338					509,338
Net income				46,228,492			2,353,123	48,581,615
Adjustment to statutory reserve				(5,044,288)	5,044,288			-
Deconsolidation of subsidiaries						23	(1,604,613)	(1,604,590)
Acquisition of noncontrolling interest			(5,387,208)			711	(22,134,423)	(27,520,920)
Foreign currency translation gain						1,412,069	(191)	1,411,878

BALANCE, June 30, 2010 (Unaudited)	31,067,471	310	213,216,504	110,778,315	27,913,711	20,051,102	(86,263)	371,873,679

Amortization of stock compensation			485,441					485,441
Exercise of stock warrants at $10.84	183,349	2	4,510,398					4,510,400
Noncontrolling interest in acquiree								-
Net income				30,586,854			79,288	30,666,142
Adjustment to statutory reserve				(5,215,656)	5,215,656			-
Increase in noncontrolling interest							2,882,353	2,882,353
Foreign currency translation gain						12,309,413	(22,635)	12,286,778

BALANCE, December 31, 2010	31,250,820	312	218,212,343	136,149,513	33,129,367	32,360,515	2,852,743	422,704,793

Amortization of stock compensation			222,594					222,594
Net income				27,967,610			20,135	27,987,745
Adjustment to statutory reserve				(3,736,713)	3,736,713			-
Foreign currency translation gain						9,472,884	(30)	9,472,854

BALANCE, June 30, 2011 (Unaudited)	31,250,820	$312	$218,434,937	$160,380,410	$36,866,080	$41,833,399	$2,872,848	$460,387,986

The accompanying notes are an integral part of these consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$20,135	$2,353,123
Net income attibutable to controlling interest	27,967,610	46,228,492
Consolidated net income	27,987,745	48,581,615
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	5,061,037	3,829,181
Amortization of intangible assets	897,937	753,764
Amortization of debt issuance costs	83,334	281,936
Amortization of debt discount	-	1,223,276
Provision for (recovery of) receivables	1,915,982	(29,116)
Write off of advances on inventory purchases	2,478,661	-
Provision for (recovery of) inventory reserve	695,277	(387,200)
Share-based compensation	222,594	509,338
Loss on disposal of equipment	45,418	69,119
Change in fair value of warrants	(132,112)	(1,423,379)
Loss on sale of discontinued operations	-	623,158
Foreign exchange loss	400,000	-

Change in operating assets and liabilities
Notes receivable	(3,531,852)	770,358
Accounts receivable, net	(14,356,056)	(2,750,252)
Inventories, net	1,632,996	(6,358,437)
Advances on inventory purchases	(7,232,161)	(1,498,028)
Other assets, current	(1,086,402)	2,328,104
Other assets, non-current	(2,011,882)	125,988
Accounts payable	7,301,489	9,370,961
Customer deposits	(2,431,625)	(2,803,473)
Accrued liabilities and other payables	(1,836,200)	(4,798,093)
Taxes payable	2,325,131	719,344
Net cash provided by operating activities	18,429,317	49,138,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for advances on intangible assets	(23,208,049)	-
Payment for advances on equipment purchases	(5,692,232)	(10,386,470)
Purchase of intangible assets	(10,634)	(110,507)
Purchase of plant and equipment	(3,604,343)	(1,637,564)
Disposal of plant and equipment	77,931	90,892
Additions to construction-in-progress	(8,444,793)	(28,558,099)
Payment to original shareholders for acquisition	-	(27,946,571)
Payment to acquire noncontrolling interests	-	(26,550,890)
Deconsolidation of cash held in disposed subdivisions	-	(602,948)
Proceeds from sale of controlling interests in subsidiaries	-	718,781
Net cash used in investing activities	(40,882,120)	(94,983,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(16,291,495)	(1,543,179)
Payment on notes payable	(611,600)	(3,800,000)
Proceeds from notes payable-short term	21,263,770	4,271,647
Payment on notes payable-short term	(2,140,600)	(3,080,524)
Proceeds from short term loans-bank	26,451,700	6,307,670
Repayment of short term loans-bank	(19,571,200)	(9,094,780)
Net cash provided by (used in) financing activities	9,100,575	(6,939,166)

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	2,177,278	157,179

DECREASE IN CASH	(11,174,950)	(52,627,199)

Cash and cash equivalents, beginning of period	98,753,870	92,902,400

Cash and cash equivalents, end of period	$87,578,920	$40,275,201

The accompanying notes are an integral part of these consolidated statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Recent development

On June 19, 2011, the Company entered into an Agreement and Plan of Merger, dated June 19, 2011 (“Merger Agreement”), with Tech Full Electric Company Limited, a Cayman Islands exempted company with limited liability, wholly owned indirectly by Mr. Tianfu Yang, the Company’s Chairman and Chief Executive Officer (“Parent”) and Tech Full Electric Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of the Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $24.00 in cash without interest, except for Shares owned by Parent and Merger Sub (including shares to be contributed to Parent by Mr. Tianfu Yang, affiliates of Abax Global Capital (“Abax”) and certain of the Company’s employees and officers (collectively, the “Purchasing Group”) prior to the effective time of the merger pursuant to a contribution agreement between Parent, each member of the Purchasing Group and Tianfu Investments Limited, a Cayman Islands company directly owning 100% of the equity interest in Parent).

The Merger Agreement contains customary termination provisions for both the Company and Parent. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Parent a termination fee of $22,500,000. If the Merger Agreement is terminated under certain other circumstances, Parent will be required to pay the Company a termination fee equal to $30,000,000.

The merger is currently expected to close in the fourth quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s shareholders (including the affirmative approval of the holders of a majority in combined voting power of the outstanding Shares not owned by the Purchasing Group). If completed, the merger will result in the Company becoming a privately-held company, and the Shares will no longer be listed on any public market. Accordingly, no assurance can be given that the merger will be completed.

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
JUNE 30, 2011
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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position as of June 30, 2011 and December 31, 2010, and our consolidated results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Translation adjustments resulting from this process amounted to a gain of $7,024,063 and $1,320,473 for the three months ended June 30, 2011 and 2010, respectively. Translation adjustments resulting from this process amounted to a gain of $9,472,884 and $1,412,069 for the six months ended June 30, 2011 and 2010, respectively. The balance sheet amounts with the exception of equity at June 30, 2011 and December 31, 2010 were translated at 6.46 RMB to $1.00 and 6.59 RMB to $1.00, respectively.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the revenues, expenses and cash flows statement amounts for the six months ended June 30, 2011 and 2010 were 6.54 RMB to $1.00, and 6.82 RMB to $1.00, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Transaction loss of $272,808 and $35,796 were recognized which were included in the other income for the three months ended June 30, 2011 and 2010, respectively. Transaction loss of $465,541 and $38,478 were recognized which were included in the other income for the six months ended June 30, 2011 and 2010, respectively.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes.  Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United States. The Company maintains balances at financial institutions which typically exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not insured. As of June 30, 2011 and December 31, 2010, the Company had deposits in excess of federally insured limits totaling $87,005,250 and $98,989,404, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

No customer accounted for more than 10% of the net revenue for the three months and six months ended June 30, 2011 and 2010.

No vendor accounted for more than 10% of the raw material purchases for the three months and six months ended June 30, 2011 and 2010.

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

Notes receivable

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company and were guaranteed by banks of the customers.  Notes receivables are interest-free with maturity dates of three or six months from date of issuance. The Company has the ability to submit a request for payment to the customer’s bank earlier than the scheduled payment date, but in such a case will incur an interest charge and a processing fee.

Accounts receivable, net

Accounts receivable are presented net of an allowance for bad debts account. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. The estimated loss rate is based on the Comany’s historical loss experience and also contemplates current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Inventories, net

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

The Company recognizes an impairment loss when estimated cash flows generated by those assets are less than the carrying amounts of the asset. Based on management review, the Company believes that there were no impairments as of June 30, 2011.

Goodwill and other intangible assets

Goodwill – the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter or more frequently if there are indications of impairment. For purposes of the goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

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

The Company’s impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  As of June 30, 2011, management believes there was no impairment.

Accounting for long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flow the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.  As of June 30, 2011, management believes there was no impairment.

Notes payable

In general, the short term notes are bank acceptance notes payable issued by local banks in China that entitle the Company’s suppliers to receive the full face amount from the issuing banks. In China, this is a very common low cost financial instrument used to pay suppliers.

Our bank acceptance notes payable represent short-term notes payable issued by Chinese banks in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which range six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash deposited with issuing banks. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. The amount borrowed is entered in the accounting records by increasing cash or as payments to vendors and increasing notes payable.  When the note is repaid, the difference between the carrying amount of the note and the cash necessary to repay that note is reported as interest expense.

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
JUNE 30, 2011
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

Revenue recognition

The Company recognizes sales when title and risk of ownership are passed to the customer (which is at the date of shipment), when a formal arrangement exists, the price is fixed or determinable, no other significant obligations exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination period has passed. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as customer deposits.

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

The Company recognizes revenues with regards to the sales of consigned inventories when the title and risks of ownership have been transferred to customers, customers provide persuasive evidence to notify the Company, and upon receipt of the notification form from customers. The Company also performs periodic inventory counts to confirm the inventory quantities held on consignment.

Customers who purchase industrial rotary motors are divided into two major categories: distributors and non-distributors. Non-distributors consist of OEM users, traders and end users. Except for the annual sales target for distributors, the sales arrangements are the same with distributors and non-distributors.

Distributors are committed to annual purchase targets and may be entitled to a sales rebate. The Company periodically provides incentive offers to its distributors to encourage purchases. Such offers include inducement offers (e.g., offers of future discounts subject to meeting the customer’s annual purchase target), and other similar offers. Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Inducement offers are presented as a net amount in “net sales.”

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Shipping and handling costs are included in selling, general and administrative costs and totaled $1,294,825 and $1,212,761 for the three months ended June 30, 2011 and 2010, respectively. Shipping and handling costs totaled $2,754,193 and $2,045,176 for the six months ended June 30, 2011 and 2010, respectively.

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

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Deferred tax assets of $314,935 and $377,727 mainly due to the temporary differences of commission expenses between the financial statement and tax basis were recorded at June 30, 2011 and December 31, 2010, respectively. The deferred tax assets (see Note 12 for more discussion) were included in the Consolidated Balance Sheets under other assets, net. The deferred tax activity consisted of the following:

Amount
Deferred tax assets at January 1, 2010	$-
Additions to deferred tax assets	-
Decrease of deferred tax assets	-
Effect of foreign currency translation	-
Deferred tax assets at June 30, 2010 (unaudited)	-
Additions to deferred tax assets	368,365
Decrease of deferred tax assets	-
Effect of foreign currency translation	9,362
Deferred tax assets at December 31, 2010	377,727
Additions to deferred tax assets	112,410
Decrease of deferred tax assets	(182,672)
Effect of foreign currency translation	7,470
Deferred tax assets at June 30, 2011 (unaudited)	$314,935

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2011 and 2010.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The charge for taxation is based on the results for the reporting period as adjusted for items, which are non-assessable or non-deductible.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The Company’s operating subsidiaries located in PRC are subject to PRC income tax. Under the Income Tax Laws of PRC, a company is generally subject to income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones or in certain industries.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time. HTFE was granted a 10% preferential tax rate from 2008 to 2010 due to its location in a specially designated economic region. This 10% preferential tax rate expired on December 31, 2010. While applying for the next level of 15% preferential tax treatment, HTFE is currently using 25% standard income tax rate until the application is approved. STFE was income tax exempt in 2008 and 2009 and was granted a preferential income tax rates of 11% in 2010 and 12% in 2011 due to its location in an economic development zone.  Simo Motor enjoyed a 15% preferential tax rate in 2009 and 2010 due to its location in the Province of Shaanxi which is in the mid-west region of China, and qualified for the government’s “Go-West” program. This “Go-West” preferential tax rate expired on December 31, 2010. However, in 2011 Simo Motor also qualifies for a 15% preferential tax rate applying to enterprises in high/new technology industries designated for special support by the State. Weihai has been subject to 25% standard income tax rate.

The Company’s subsidiaries were subject to the following tax rates for the three and six months ended June 30:

	2011 (Unaudited)		2010 (Unaudited)
Subsidiaries	Income Tax Exemption	Effective Income Tax Rate	Income Tax Exemption	Effective Income Tax Rate
HTFE	-	25%	15%	10%

Weihai	-	25%	-	25%

STFE	13%	12%	14%	11%

Simo Motor	10%	15%	10%	15%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended June 30:

	2011 (Unaudited)	2010 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0	-34.0
China income taxes	25.0	25.0
Tax exemption	-3.4	-9.4
Other items (a)	4.3	-2.7
Effective income taxes	25.9%	12.9%

(a)  The 4.3% represents the $4,600,793 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended June 30, 2011.

The (2.7%) represents the $787,587 of gain incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the three months ended June 30, 2010.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30:

	2011 (Unaudited)	2010 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	-34.0	-34.0
China income taxes	25.0	25.0
Tax exemption	-2.6	-11.6
Other items (a)	4.3	0.5
Effective income taxes	26.7%	13.9%

(a)  The 4.3% represents the $7,243,461 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the six months ended June 30, 2011.

The 0.5% represents the $279,410 of expenses incurred by the Company, and its US subsidiaries AEM and AAG that are not subject to PRC income tax for the six months ended June 30, 2010.

The estimated tax savings for the three months ended June 30, 2011 and 2010 amounted to $950,737 and $3,686,283, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.55 to $0.52 for the three months ended June 30, 2011, $0.83 to $0.71 for the three months ended June 30, 2010.

The estimated tax savings for the six months ended June 30, 2011 and 2010 amounted to $1,159,500 and $6,806,723, respectively. The net effect on earnings per share attributable to controlling interest had the income tax been applied would decrease earnings per share from $0.89 to $0.86 for the six months ended June 30, 2011, $1.49 to $1.27 for the six months ended June 30, 2010.

Harbin Electric, AEM and AAG were organized in the United States and have incurred net operating losses for income tax purposes for the three months and six months ended June 30, 2011.  The net operating loss carry forwards for United States income taxes for Harbin Electric and AEM amounted to approximately $42.0 million which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The net change in the valuation allowance for the three months ended June 30, 2011 was an increase of approximately $2.3 million. Management will review this valuation allowance periodically and make adjustments accordingly. AAG started to use the net operating loss carry forwards from previous years in the amount of $168,421 to reduce its taxable income generated in 2011. The remaining carry forwards will expire, if not utilized, in years 2027 through 2030.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $298 million as of June 30, 2011, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $23,859,349 and $19,588,639 for the three months ended June 30, 2011, respectively.  VAT on sales and VAT on purchases amounted to $20,075,916 and $13,653,918 for the three months ended June 30, 2010, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

VAT on sales and VAT on purchases amounted to $43,147,929 and $32,438,524 for the six months ended June 30, 2011, respectively.  VAT on sales and VAT on purchases amounted to $38,059,087 and $24,967,631 for the six months ended June 30, 2010, respectively.  Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Advertising expenses
The Company expenses the cost of advertising as incurred in selling, general and administrative expenses. The Company incurred $117,268 and $23,662 for the three months ended June 30, 2011 and 2010, respectively.

The Company expenses the cost of advertising as incurred in selling, general and administrative expenses. The Company incurred $149,552 and $56,111 for the six months ended June 30, 2011 and 2010, respectively.

Research and development expenses
Research and development costs are expensed as incurred.  The costs of material and equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The Company’s total research and development expenses for the three months ended June 30, 2011 and 2010 are $947,674 and $362,783, respectively. The Company’s total research and development expenses for the six months ended June 30, 2011 and 2010 are $4,826,202 and $956,978, respectively.

In March 2010, the Company entered into a research and development contract with a research institute to develop the linear motor automated control system. The total contracted amount was $4.8 million with a 3-year term. For the six months ended June 30, 2011, $3,544,149 was incurred and expensed as research and development costs.

Noncontrolling interest

The Company owns 100% of Simo Motor. The 0.05% of noncontrolling interest was acquired indirectly from Simo Motor’s subsidiary Qishan Simo Moulding Co, Ltd.  Effective July 1, 2010, 49% of AAG and SAAG was owned by noncontrolling interests, Shelton Technology, LLC, a Michigan limited liability company.

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

Level 2: Observable market based inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

As of June 30, 2011 and December 31, 2010, the Company has 183,348 warrants outstanding. The fair value of the outstanding warrants was approximately $1.39 million and $1.53 million, respectively.  The Company recognized a total of $565,867 gain and a total of $1,657,457 gain from the change in fair value of the warrants for the three months ended June 30, 2011 and 2010, respectively. The Company recognized a total of $132,112 gain and a total of $1,423,379 gain from the change in fair value of the warrants for the six months ended June 30, 2011 and 2010, respectively.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the BSM using the following assumptions:

	June 30, 2011	December 31, 2010
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	1.17	1.67
Risk-free interest rate	0.22%	0.51%
Expected volatility	97%	61%

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

	Carrying Value as of June 30, 2011	Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Fair value of warrant liabilities	$1,394,418		$1,394,418

Other than the warranty liabilities, the Company did not identify any financial assets or liabilities that are required to be presented on the balance sheet at fair value.

Recent accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the ASC or Codification include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. We do not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Disposal of subsidiaries

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

Total interest paid amounted to $2,018,579 and $1,513,782 for the six months ended June 30, 2011 and 2010, respectively.

Total income tax paid amounted to $9,021,468 and $7,089,794 for the six months ended June 30, 2011 and 2010, respectively.

For six months ended June 30, 2011, notes receivable in the amount of $16,847, and other receivable in the amount of $664 were used for plant and equipment purchases. Other receivables in the amount of $98,758 were used to increase construction-in-progress. Accounts payables in the amount of $2,028 were reduced against proceeds from disposal of equipment.

For the six months ended June 20, 2011, $12,548,166 was transferred from advanced on equipment purchases to plant and equipment upon the receipt and installation of equipment.

For the six months ended June 30, 2011, $6,060,344 was transferred from advanced on equipment purchases to construction in progress after the equipment was received.

For the six months ended June 30, 2010, equipment in the amount of $322,027 was transferred as a reduction to accounts payable for $171,279 and as a reduction to other payables in the amount of $150,748.

For the six months ended June 30, 2011, $10,783,230 of notes payable – short term were transferred to accounts payable vendors for the purchase of raw materials.  For the six months ended June 30, 2011, $4,408,950 of notes payable – short term was offset against notes receivable.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 6 – Accounts receivable, net

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Accounts receivable	$109,602,042	$93,392,999
Less: allowance for bad debts	(9,443,358)	(7,493,667)
Accounts receivable, net	$100,158,684	$85,899,332

The following table consists of allowance for bad debts:
Allowance for bad debts at January 1, 2010	$114,475
Increase in allowance	-
Negative provisions for allowance	(29,116)
Accounts receivable write off	-
Effect of foreign currency translation	3,447
Allowance for bad debts at June 30, 2010 (Unaudited)	88,806
Increase in allowance	7,686,302
Negative provisions for allowance	(204,544)
Accounts receivable write off	-
Effect of foreign currency translation	(76,897)
Allowance for bad debts at December 31, 2010	$7,493,667
Increase in allowance	1,961,100
Negative provisions for allowance	(45,118)
Accounts receivable write off	(2,702)
Effect of foreign currency translation	36,411
Allowance for bad debts at June 30, 2011 (Unaudited)	$9,443,358

For the Simo Motor acquisition, the Company recorded acquired accounts receivables at the acquisition-date fair value. However, the fair value was disclosed on the Company’s Form 10K filing of 2009 with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowances is not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. As a result, the Company made a reclassification as follows as of December 31, 2009. No financial statement captions were impacted as only net numbers were stated on the balance sheet.

	December 31, 2009	Reclassification	December 31, 2009
			(Revised)
Accounts receivable	$97,302,153	$(3,864,793)	$93,437,360

Less: allowance for bad debts	(3,979,268)	3,864,793	(114,475)

Accounts receivable, net	$93,322,885	$-	$93,322,885

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 7 – Inventories, net

The following is a summary of inventories by major category:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw and packing materials	$8,818,592	$8,673,719
Work in process	22,239,299	20,819,664
Finished goods	33,735,144	29,252,978
Finished goods - consignment	76,097	6,421,301
Inventory valuation allowance	(3,073,528)	(2,324,106)
Total inventories, net	$61,795,604	$62,843,556

Allowance for inventory valuation at January 1, 2010	$710,611
Additional reserves	-
Recovery of reserves	-
Effect of foreign currency translation	-
Allowance for inventory valuation at June 30, 2010 (Unaudited)	710,611
Additional reserves	3,940,870
Recovery of reserves	(2,340,118)
Effect of foreign currency translation	12,743
Allowance for inventory valuation at December 31, 2010	$2,324,106
Additional reserves	878,988
Recovery of reserves	(183,711)
Effect of foreign currency translation	54,145
Allowance for inventory valuation at June 30, 2011 (Unaudited)	$3,073,528

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
			(Revised)
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
JUNE 30, 2011
(UNAUDITED)

Note 8 – Advances on inventory purchases

The Company makes advances to certain vendors for inventory purchases.  The advances on inventory purchases were $20,986,377 and $15,893,866 as of June 30, 2011 and December 31, 2010, respectively. For the three months ended June 30, 2011 and 2010, advances on inventory purchases amounted to $2,478,661 and $0, respectively, were directly written off due to vendors business failures. For the six months ended June 30, 2011 and 2010, $2,478,661 and $0 were directly written off from advances on inventory purchases.

Note 9 – Plant and equipment, net

The following table presents details of our property and equipment:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Buildings	$93,638,488	$90,434,596
Office equipment	3,421,862	3,380,045
Production equipment	61,437,436	45,564,179
Vehicles	2,423,088	2,335,906
Assets held for sale	46,263	46,071
Construction in progress	57,651,085	43,172,049
Total	218,618,222	184,932,846
Less: accumulated depreciation	(16,739,593)	(11,858,708)
Property and equipment, net	$201,878,629	$173,074,138

Construction in progress represents labor costs, material, capitalized interest incurred in connection with the construction of the new plant facility in Shanghai and the construction and installation of manufacturing equipment in HTFE, Weihai, and Simo Motor.  Construction in progress as of June 30, 2011, consisted of the following:

No.	Project Description	June 30, 2011	Commencement Date	Expected completion date
		(Unaudited)
1	Building construction for STFE facility	$6,645,071	5/13/2009	12/31/2011
2	Manufacturing machinery and equipment for STFE	35,544,893	12/12/2008	9/30/2011
3	Building construction and manufacturing machinery and equipment for Weihai facility	15,267,358	8/20/2010	12/31/2011
4	Building construction and manufacturing machinery and equipment for Simo facility	169,651	11/30/2010 & 12/29/2010	12/31/2011
5	Others	24,112	Various	Various

	Total	$57,651,085

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Depreciation expense for the three months ended June 30, 2011 and 2010, amounted to $2,673,138 and $1,941,073, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010, amounted to $5,061,037 and $3,829,181, respectively.

For the six months ended June 30, 2011 and 2010, a total of $0 and $127,751 of interest were capitalized into construction in progress, respectively.

Note 10 – Advances on non-current assets

Advance for intangible assets

The advances for intangible assets consisted of land use right prepayment. As of June 30, 2011 and December 31, 2010, advances for intangible assets amounted to $27,198,715 and $3,645,361, respectively.

On September 8, 2006, HTFE entered into an agreement ("HTFE Land Use Agreement") with Shanghai Lingang Investment and Development Company Limited ("Shanghai Lingang") with respect to HTFE’s use of 40,800 square meters (approximately 10.1 acres) of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the "Site").  The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters (approximately 13.1 acres). The term of the HTFE Land Use Agreement is 50 years and the aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB 42,840,000) ("Fee"), approximately 96.8% or $6.08 million (RMB 41,452,020) has been paid, as of June 30, 2011. HTFE shall register a Sino-foreign joint venture company at the location of Shanghai Lingang, with taxes payable at the same location. HTFE has agreed to compensate Shanghai Lingang for certain local taxes due to the local tax authority in connection with applicable tax generation requirements.

On June 10, 2011, Simo Motor entered into a land use agreement (the “Simo Land Use Agreement”) with Xi’an Lintong Tourism and Business Development Management Commission (“Xi’an Lintong”) with respect to Simo Motor’s use of 500 Chinese Mu of land (approximately 82.4 acres or 333,500 square meters) located at Daixin Industrial Development Zone in Xi’an Lintong (the “New Site”). Pursuant to the Simo Land Use Agreement, the New Site will be used for construction of a new manufacturing facility that will produce electric equipment and machinery and related products as part of a capacity expansion project at Xi’an Simo. The term of the Simo Land Use Agreement is 50 years and the aggregate amount that Simo Motor shall pay to Xi’an Lintong is approximately $38.8 million (RMB 250 million). The Company made a pre-payment of $23.0 million (RMB 150 million) as of June 30, 2011 and will pay in full upon receipt of the land use license to be issued by the government.

Advance on plant and equipment purchases

The Company makes advances to certain vendors for equipments and construction projects.  The advances on equipment and construction amounted to $36,624,941 and $48,830,831 as of June 30, 2011 and December 31, 2010, respectively.

Note 11 – Goodwill and other intangible assets

Net intangible assets consist of the following at:

	June 30, 2011	December 31, 2010
	(Unaudited)
Goodwill on 2008 Acquisition of Weihai	$12,943,105	$12,692,107
Goodwill on 2009 Acquisition of Simo Motor	43,062,719	42,227,631
Total goodwill	56,005,824	54,919,738
Land use rights	18,147,584	17,794,376
Patents	7,087,356	6,940,543
Software	16,871	16,648
Intellectual property	2,594,118	2,594,118
Customer lists	288,235	288,235
Total goodwill and other intangible assets	84,139,988	82,553,658
Less: accumulated amortization	(5,478,169)	(4,486,841)
Intangible assets, net	$78,661,819	$78,066,817

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Amortization expense for the three months ended June 30, 2011 and 2010 amounted to $440,676 and $387,916, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 amounted to $897,937 and $753,764, respectively.

The Company uses the purchase method of accounting for business combinations. Annual testing for impairment of goodwill is performed during the fourth quarter of each year unless events or circumstances indicate earlier impairment testing is required. No impairment loss was recognized for the three months and six months ended June 30, 2011 and 2010. As a result of the disposition of three subsidiaries, effective April 1, 2010, Simo Motor no longer owns any of the outstanding equity of Tianjin Simo, Science and Technology, and Imports and Exports (see Note 3 for more discussion). Goodwill of these three former subsidiaries in the amount of $964,159 was included in the carrying amount of the reporting unit in determining the gain or loss on disposal.

	Weihai	Simo Motor	Total

Goodwill, as of January 1, 2010	$12,273,778	$41,799,976	$54,073,754

Disposal of subsidiaries	-	(964,159)	(964,159)
Effect of foreign currency translation	-	-	-
Goodwill, as of June 30, 2010 (unaudited)	12,273,778	40,835,817	53,109,595

Disposal of subsidiaries	-	-	-

Effect of foreign currency, translation	418,329	1,391,814	1,810,143

Goodwill, as of December 31, 2010	12,692,107	42,227,631	54,919,738

Effect of foreign currency translation	250,998	835,088	1,086,086
Goodwill, as of June 30, 2011 (unaudited)	$12,943,105	$43,062,719	$56,005,824

Note 12 – Other assets

Other assets, current, consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Other receivable, net	$1,956,311	$1,620,638
Prepaid expenses	1,044,745	503,330
Prepaid consulting service fee, current	600,000	-
Deferred tax assets	314,935	377,727
Total	$3,915,991	$2,501,695

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Other assets, non-current, consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Security deposit	$1,500	$1,500
Long term deferred expenses	340,176	677,491
Prepaid consulting service fee, non-current	3,397,279	724,335
Total	$3,738,955	$1,403,326

Prepaid consulting service fee, non-current represent retainer fee or prepaid consulting fees to third parties. In February 2011, the Company entered into a consulting service agreement with a third party which agreed to provide advisory and consulting services to obtain financing in Chinese Capital Market for a period of 5 years from 2011 to 2015. The service fee is non-refundable and amounted to $3 million. For the three month and six month ended June 30, 2011, $139,052 and $200,000 was amortized as professional fees. As of June 30, 2011, prepayment of $600,000 and $2,200,000 were included in current and non-current prepaid consulting service fee, respectively.

Note 13 – Taxes payable

Taxes payable consisted of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
VAT tax payable	$1,645,155	$1,930,544
Individual income tax withholding payable	98,733	84,965
Corporation income tax payable	5,902,207	3,672,511
Other miscellaneous tax payable	3,074,492	2,517,787
Total	$10,720,587	$8,205,807

Note 14 – Financing

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
JUNE 30, 2011
(UNAUDITED)

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

Debt issuance costs of $500,000, resulting from the Term Loan Facility Agreement the Company entered into with CDB, are carried in other assets and are amortized over the life of the loan using the straight-line amortization method. A total of $41,667 was amortized to interest expense for the three months ended June 30, 2011. A total of $83,334 was amortized to interest expense for the six months ended June 30, 2011. As of June 30, 2011, unamortized debt issuance costs totaled $413,470.

Note 15 -Short and long term loans

The Company’s short term loans are comprised of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Short term loans – bank	$36,911,420	$29,369,120
Short term loans – others	24,752	121,360
Total short term loans	$36,936,172	$29,490,480

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)
Short term loans – bank

	June 30, 2011	December 31, 2010
	(Unaudited)
Loan from Citic Bank in city of Wendeng, due from various dates from May to June 2011. Monthly interest-only payments at 5.310% per annum, secured by assets	$-	$3,185,700

Commercial bank in Weihai, due June June 3, 2012 monthly interest rate at 7.57% per annum, secured by assets and land use right	3,248,700	-

Loan from Commercial Bank in city of Weihai, due from various dates from August to September 2011. Monthly interest-only payments at 0.509% per annum, secured by assets	1,237,600	1,213,600

Loan from Bank of Communications, due in December 2011 to June 2012. Benchmark interest rate up by 10%, approximate rate of 6.116% to 6.94% per annum, guaranteed loan	3,094,000	3,034,000

Loan from Citic Bank, due in December 2011 through February 2012. Average interest from 5.31% to 8.48% per annum, secured by assets and guaranteed loan	7,735,000	6,523,100

Loan from China Merchant Bank, due various dates in June through June 2012. Monthly interest-only payments from 6.37% to 6.97% per annum, secured by assets and guaranteed by third party	3,403,400	8,495,200

Loan from Bank of China. Monthly interest-only payment at 4% per annum, unsecured, and due upon demand.	866,320	849,520

Loan from Bank of China, due in March through April 2012, Benchmark interest rate up, approximately 6.19% per annum, secured by assets guaranteed loan.	11,602,500	-

Loan from China Commercial Bank, due in November 2011. Monthly interest-only payment at 6.0% per annum, guaranteed loan	1,547,000	1,517,000

Loan from Shanghai Pudong Development Bank in city of Xi’an, due October 2011. Interest-only payments at 6.1% per annum, secured by Notes.	4,176,900

Loan from Huaxia Bank in city of Xi’an, due various dates from February to March 2011. Interest-only payments at 6.12% per annum, secured by assets.	-	4,551,000

Short term loans – bank	$36,911,420	$29,369,120

Long term loans – bank

	June 30, 2011	December 31, 2010
	(Unaudited)
Loan from China Development Bank (see Note 14 for detail discussion of the Term Loan Facility terms)	$50,470,000	$50,070,000
	$50,470,000	$50,070,000

The above loans are secured by the Company's plants, buildings, land use rights and inventories located within PRC, with carrying net value as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings in Xi’an, China	$22,512,685	$22,373,129
Buildings in Weihai, China	2,209,720	2,166,868
Land use rights in Xi’an and Weihai, China	12,417,590	1,122,435
Inventories in Xi’an, China	9,422,528	9,102,000
Total assets pledged as collateral for bank loans	$46,562,523	$34,764,432

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Net interest expense for the three months ended June 30 was comprised of the following:

	2011	2010
	(Unaudited)	(Unaudited)
Amortization of debt discount	$-	$312,741
Amortization of debt issuance costs	41,667	140,968
Interest expense	1,332,549	697,207
Interest earned on cash deposits	(387,788)	(208,854)
Foreign currency transaction loss	272,808	35,796
Interest expense, net	$1,259,236	$977,858

Net interest expense for the six months ended June 30 was comprised of the following:

	2011	2010
	(Unaudited)	(Unaudited)
Amortization of debt discount	$-	$1,223,276
Amortization of debt issuance costs	83,334	281,936
Interest expense	3,242,682	1,492,424
Interest earned on cash deposits	(608,371)	(411,333)
Foreign currency transaction loss	465,541	38,478
Interest expense, net	$3,183,186	$2,624,781

Note 16 – Due to original shareholders

Due to original shareholders represent the amount that was unpaid for the acquisition of Weihai, which consisted of the following:
	June 30, 2011	December 31, 2010
	(Unaudited)
Amount due to Weihai original shareholders	$773,500	$758,500
	$773,500	$758,500

Amount due to Weihai original shareholders is due on demand.

Note 17 – Additional product sales information

The Company has a single operating segment. The majority of the Company’s revenue was generated from domestic PRC sales.

Summarized financial information concerning the Company’s revenues based on geographic areas for the three months ended June 30, 2011 and 2010, are as follows:

	2011 (Unaudited)	2010 (Unaudited)
China	$129,894,217	$99,835,366
International	1,507,570	5,600,604
Total sales	131,401,787	105,435,970
Cost of sales – China	94,189,993	66,759,306
Cost of sales – International	1,007,685	3,344,477
Total cost of sales	95,197,678	70,103,783
Gross profit	$36,204,109	$35,332,187

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Summarized financial information concerning the Company’s revenues based on geographic areas for the six months ended June 30, 2011 and 2010, are as follows:

	2011 (Unaudited)	2010 (Unaudited)
China	$229,992,059	$198,257,076
International	5,239,152	12,664,051
Total sales	235,231,211	210,921,127
Cost of sales – China	165,225,418	132,039,495
Cost of sales – International	3,597,896	7,807,375
Total cost of sales	168,823,314	139,846,870
Gross profit	$66,407,897	$71,074,257

The following tables present the revenue and cost of sales by each major product line for the three months ended June 30, 2011 and 2010:

	Revenues
	2011	2010
Product Line	(Unaudited)	(Unaudited)
Linear Motors and Related Systems	$24,661,756	$20,171,154
Specialty Micro-Motors	18,209,848	15,119,614
Rotary Motors
Weihai	29,200,895	23,563,810
Xi’an	58,016,411	44,549,825
Others	1,312,877	2,031,567
Total	$131,401,787	$105,435,970

	Cost of Sales
	2011	2010
Product Line	(Unaudited)	(Unaudited)
Linear Motors and Related Systems	$14,486,568	$7,885,150
Specialty Micro-Motors	12,036,028	9,508,102
Rotary Motors
Weihai	25,878,817	20,684,380
Xi’an	41,948,074	30,777,017
Others	848,191	1,249,134
Total	$95,197,678	$70,103,783

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

The following tables present the revenue and cost of sales by each major product line for the six months ended June 30, 2011 and 2010:
	Revenues
	2011	2010
Product Line	(Unaudited)	(Unaudited)
Linear Motors and Related Systems	$43,923,239	$40,002,364
Specialty Micro-Motors	33,742,179	31,364,328
Rotary Motors
Weihai	50,970,594	46,032,148
Xi’an	104,321,088	89,591,987
Others	2,274,111	3,930,300
Total	$235,231,211	$210,921,127

	Cost of Sales
	2011	2010
Product Line	(Unaudited)	(Unaudited)
Linear Motors and Related Systems	$24,964,523	$15,855,538
Specialty Micro-Motors	22,585,538	19,542,335
Rotary Motors
Weihai	45,111,246	40,289,239
Xi’an	74,763,684	61,796,067
Others	1,398,323	2,363,691
Total	$168,823,314	$139,846,870

Note 18 – Commitments and contingencies

Commitments

The Company enters into non-cancellable purchase commitments with some of its vendors. As of June 30, 2011 and December 31, 2010, the Company was obligated under the non-cancellable commitments to purchase materials totaling to $ 6,977,242 and $12,000,496, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

On September 8, 2006, HTFE entered into an agreement (“Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters (approximately 10.1 acres) of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The size of the land used by HTFE was later revised to a total of approximately 53,000 square meters (approximately 13.1 acres). The term of the Land Use Agreement is 50 years and totaled $6.28 million (RMB 42.84 million) (“Fee”), approximately 96.8% or $6.08 million (RMB 41,556, 000) of which has been paid with the balance to be paid in installments.

In March 2011, STFE increased the registered capital by $5.92 million from approximately $10 million to $15.9 million, 33% of the increase in registered capital has been injected into STFE on April 7, 2011. The remaining 67% of the increase in registered capital, which amounted to $3.9 million, is required to be injected into STFE on or before April 7, 2013.

On June 10, 2011, Simo Motor entered into a land use agreement (the “Simo Land Use Agreement”) with Xi’an Lintong Tourism and Business Development Management Commission (“Xi’an Lintong”) with respect to Simo Motor’s use of 500 Chinese Mu of land located (approximately 82.4 acres or 333,500 square meters) at Daixin Industrial Development Zone in Xi’an Lintong (the “New Site”). Pursuant to the Simo Land Use Agreement, the New Site will be used for constructing a new manufacturing facility that produces electric equipment and machinery related products as part of a capacity expansion project at Xi’an Simo. The term of the Simo Land Use Agreement is 50 years and the aggregate amount that Simo Motor shall pay to Xi’an Lintong is approximately $38.8 million (RMB 250 million). The Company made a pre-payment of $23.0 million (RMB 150 million) as of June 30, 2011 and will pay in full upon receipt of the land use license to be issued by the government.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Contingencies

Eleven shareholder class action lawsuits were filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Six actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court, and three actions were filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal.

Guarantee of Third-Party Indebtedness—No Liability Is Recorded

As China only began its economic reform and development of a market economy in the 1980s, its credit evaluation system has had only a very short history and is far less sophisticated than in the developed countries. Therefore, when an enterprise applies for a loan from a commercial bank, it is difficult for the bank to evaluate the credit risk of the applicant. As an alternative tool, it is a common practice in China for commercial banks to require the applicant to find an unrelated third-party in its local economy to provide a loan guarantee for the applicant, which serves as a credit enhancement for the bank. In return, such guarantors often require the counterparty to provide similar guarantees on their own debt. Therefore, this type of guarantee is usually a cross-guarantee.

As of March 31, 2011, the Company was contingently liable as guarantor with respect to $3,050,000 of indebtedness of Baoji Zhongcheng Machinery Co. Ltd. (“Baoji”). The term of the guarantee was through April 2011 and was not extended. Baoji was also contingently liable as guarantor for the Company with respect to $4,575,000 of indebtedness. That guarantee agreement ended in June 2011.  There was no cross-guarantee agreements in effect as of June 30, 2011.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)
For the three months ended June 30:

	2011	2010
	(Unaudited)	(Unaudited)
Net income before noncontrolling interest	$17,167,804	$25,675,574
Less: Net income attributable to noncontrolling interest	5,866	770
Net income attributable to controlling interest	$17,161,938	$25,674,804

Weighted average shares used in basic computation	31,250,820	31,067,471
Diluted effect of stock options and warrants	100,319	275,835
Weighted average shares used in diluted computation	31,351,139	31,343,306

Earnings per share - Basic:
Net income before noncontrolling interest	$0.55	$0.83
Less: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$0.55	$0.83
Earnings per share - Diluted:
Net income before noncontrolling interest	$0.55	$0.82
Less: Net income attributable to noncontrolling interest	$-	$-
Net income attributable to controlling interest	$0.55	$0.82

For the six months ended June 30:

	2011	2010
	(Unaudited)	(Unaudited)
Net income before noncontrolling interest	$27,987,745	$48,581,615
Less: Net income attributable to noncontrolling interest	20,135	2,353,123
Net income attributable to controlling interest	$27,967,610	$46,228,492

Weighted average shares used in basic computation	31,250,820	31,067,471
Diluted effect of stock options and warrants	86,510	281,092
Weighted average shares used in diluted computation	31,337,330	31,348,563

Earnings per share - Basic:
Net income before noncontrolling interest	$0.90	$1.56
Less: Net income attributable to noncontrolling interest	$-	$(0.08)
Net income attributable to controlling interest	$0.89	$1.49
Earnings per share - Diluted:
Net income before noncontrolling interest	$0.89	$1.55
Less: Net income attributable to noncontrolling interest	$-	$(0.08)
Net income attributable to controlling interest	$0.89	$1.47

Except for 30,000 stock options at $20.02 per share, all stock options and warrants have been included in the diluted earnings per share calculation for the three months and six months ended June 30, 2011.  All stock options and warrants have been included in the diluted earnings per share calculation for the three months and six months ended June 30, 2010.

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
JUNE 30, 2011
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

For the six months ended June 30, 2011 and 2010, the Company transferred $3,736,713 and $5,044,288, respectively, representing 10% -15% of the net income generated by the Company’s subsidiaries located within PRC determined in accordance with PRC accounting rules and regulations, to this reserve. The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $37.9 million and $38.7 million as of June 30, 2011 and December 31, 2010, respectively.

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

Warrants

Following is a summary of warrant activity:

Outstanding as of January 1, 2010	366,697
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010 (Unaudited)	366,697
Granted	-
Forfeited	-
Exercised	(183,349)
Outstanding as of December 31, 2010	183,348
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011 (Unaudited)	183,348

Following is a summary of the status of warrants outstanding at June 30, 2011:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number of Shares	Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Remaining Contractual Life
$10.84	183,348	1.17	$10.84	183,348	1.17
Total	183,348			183,348

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives - 2007	3.0 yrs	77%	0%	4.50%	$15.60
Directors - 2009	3.0 yrs	70%	0%	1.15%	$20.02

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	355,000	$13.97	$2,333,600
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2010 (Unaudited)	355,000	$13.97	$951,400
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2010	355,000	$13.97	$1,199,900
Granted	-	-	-
Forfeited	(95,000)	8.10	1,043,100
Exercised	-	-	-
Outstanding as of June 30, 2011 (Unaudited)	260,000	$16.11	$-

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$15.60	230,000	1.46	$15.60	230,000	1.46
$20.02	30,000	3.42	$20.02	22,500	3.42
Total	260,000			252,500

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

For the three months ended June 30, 2011 and 2010, stock compensation expense related to options issued amounted to $111,297 and $254,669, respectively. For the six months ended June 30, 2011 and 2010, stock compensation expense related to options issued amounted to $222,594 and $509,338, respectively.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

Note 21 – Employee pension

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The employee pension in Harbin generally includes two parts: the first part to be paid by the Company is 20% of the employees’ actual salary in the prior year. If the average salary falls below $1,165 for each individual, $1,165 will be used as the basis. The other part, paid by the employees, is 8% of actual salary with the same minimum requirement. The Company made contributions to employment benefits, including pension, of $1,038,023 and $350,786 for the three months ended June 30, 2011 and 2010, respectively. The Company made contributions to employment benefits, including pension, of $2,056,997 and $564,549 for the six months ended June 30, 2011 and 2010, respectively.

Note 22 – Subsequent event

In August 2011, 183,348 Warrants were exercised into 183,348 shares of the Company’s common stock.

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

We currently operate the following four manufacturing facilities in China with an employee base of approximately 4,320 engineers, production technicians, and other employees:

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

RECENT EVENTS

On June 19, 2011, the Company entered into an Agreement and Plan of Merger, dated June 19, 2011 (“Merger Agreement”), with Tech Full Electric Company Limited, a Cayman Islands exempted company with limited liability, wholly owned indirectly by Mr. Tianfu Yang, the Company’s Chairman and Chief Executive Officer (“Parent”) and Tech Full Electric Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of the Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $24.00 in cash without interest, except for Shares owned by Parent and Merger Sub (including shares to be contributed to Parent by Mr. Tianfu Yang, affiliates of Abax Global Capital (“Abax”) and certain of the Company’s employees and officers (collectively, the “Purchasing Group”) prior to the effective time of the merger pursuant to a contribution agreement between Parent, each member of the Purchasing Group and Tianfu Investments Limited, a Cayman Islands company directly owning 100% of the equity interest in Parent). Currently, the Purchasing Group collectively beneficially owns approximately 40.39% of the Company’s outstanding shares of common stock.

The Merger Agreement contains customary representations and warranties of the Company, on the one hand, and of Parent and Merger Sub, on the other. The assertions embodied in those representations and warranties were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by the Company, Parent and Merger Sub in connection with the negotiated terms of the Merger Agreement.

The Merger Agreement also includes customary covenants of the Company, Parent and Merger Sub. Except as expressly provided in the Merger Agreement, the Company has agreed that until the effective time of the merger that it shall use its reasonable best efforts to conduct its business in the ordinary course of business, to preserve substantially intact its business organization and to preserve its present relationships with customers, suppliers and other persons with which it has material business relations. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to or accept any such proposal.

The Merger Agreement also includes customary termination provisions for both the Company and Parent. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Parent a termination fee of $22,500,000. If the Merger Agreement is terminated under certain other circumstances, Parent will be required to pay the Company a termination fee equal to $30,000,000.

The Company’s Board of Directors, acting upon the unanimous recommendation of a special committee of the Board of Directors comprised solely of independent and disinterested directors (the “Special Committee”), approved and adopted the Merger Agreement and has recommended that the Company’s shareholders vote to approve the Merger Agreement. The Special Committee negotiated the terms of the Merger Agreement with the assistance of legal and  financial advisors to the Special Committee.

The merger is currently expected to close in the fourth quarter of this year, and is subject to customary closing conditions as well as approval and adoption of the Merger Agreement by the Company’s shareholders (including the affirmative approval of the holders of a majority in combined voting power of the outstanding Shares not owned by the Purchasing Group). Accordingly, no assurance can be given that the merger will be completed.

On July 13, 2011, the Company filed a Preliminary Proxy Statement (“Preliminary Merger Proxy”) together with a Schedule 13E-3 with the Securities Exchange Commission (“SEC”) indicating its intention to call a special meeting of its shareholders at a still to be specified date to vote on the Merger Agreement for the Company to go private.

If completed, the merger will result in the Company becoming a privately-held company, and the Shares will no longer be listed on any public market.

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

Accounts Receivable

Accounts receivable are presented net of an allowance for bad debts account. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The estimated loss rate is based on the Company’s historical loss experience and also considerations of current market conditions. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, and known bad debts are written off against allowance for doubtful accounts when identified.

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

Notes payable

In general, the short term notes are bank acceptance notes payable issued by local banks in China that entitle the Company’s suppliers to receive the full face amount from the issuing banks. In China, this is a very common low cost financial instrument used to pay suppliers.

Our bank acceptance notes payable represent short-term notes payable issued by Chinese banks in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which range six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash deposited with issuing banks. All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. The amount borrowed is entered in the accounting records by increasing cash or as payments to vendors, and increasing notes payable.  When the note is repaid, the difference between the carrying amount of the note and the cash necessary to repay that note is reported as interest expense.

Revenue Recognition

The Company recognizes sales when title and risk of ownership are passed to the customer (which is at the date of shipment), when a formal arrangement exists, the price is fixed or determinable, no other significant obligations exist and collectability is reasonably assured. For products that are required to be examined by customers, sales revenue is recognized after the customer examination period has passed. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as customer deposits.

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

The Company recognizes revenues with regards to the sales of consigned inventories when the title and risks of ownership have been transferred to customers, customers provide persuasive evidence to notify the Company, and upon receipt of the notification from customers. The Company also performs periodic inventory counts to confirm the inventory quantities held on consignment.

Customers who purchase industrial rotary motors are divided into two major categories: distributors and non-distributors. Non-distributors consist of OEM users, traders and end users. Except for the annual sales target for distributors, the sales arrangements are the same with distributors and non-distributors.

Distributors are committed to annual purchase targets and may be entitled to a sales rebate. The Company periodically provides incentive offers to its distributors to encourage purchases. Such offers include inducement offers (e.g., offers of future discounts subject to meeting the customer’s annual purchase target), and other similar offers. Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated future redemption rates. Redemption rates are estimated using the Company’s historical experience for similar inducement offers. Inducement offers are presented as a net amount in “net sales.”

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

Recent Accounting Pronouncement

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarify when a modification or restructuring of a receivable constitutes a troubled debt restructuring. In evaluating whether such a modification or restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that two conditions exist: (1) the modification or restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The guidance will be effective for our interim and annual reporting periods beginning after June 15, 2011 and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this newly issued guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs No. 2011-0, which provides additional guidance for fair value measurements. These updates to the ASC or Codification include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues

In the second quarter of 2011, total revenues were $131.4 million, up $26.0 million or 24.6%, compared with $105.4 million in the second quarter of 2010. The significant sales growth was mainly the result of higher sales across all major product lines. In linear motors and related systems, sales were up $4.5 million year-over-year. A slightly lower sales volumes in oil pumps (145 units in the second quarter of 2011, compared with 150 units in the same period of 2010) and in propulsion systems for coal transportation trains were more than offset by higher volumes in other linear motors and sales of new products. In specialty micro motors, sales increased by $3.1 million driven by higher volumes of existing products and sales of new products. Rotary motor sales were up $13.5 million and $5.6 million at Xi’an Tech Full Simo and at Weihai Tech Full Simo, respectively, driven primarily by higher volumes and higher pricing.

The following table presents the revenue contribution by percentage for each major product line in the second quarter of 2011 in comparison with the second quarter of 2010.
	Percent of Total Revenues
Product Line	2Q11	2Q10
Linear Motors and Related Systems	18.8%	19.1%
Specialty Micro-Motors	13.9%	14.4%
Rotary Motors	66.3%	64.6%
Weihai	22.2%	22.3%
Xi’an	44.1%	42.3%
Others	1.0%	1.9%
Total	100%	100%

Net Income

The Company recorded a net income attributable to controlling interest of $17.2 million, or $0.55 per diluted share in the second quarter of 2011, compared with a net income attributable to controlling interest of $25.7 million, or $0.82 per diluted share in the same period of 2010. The net income attributable to controlling interest was 33.1% lower than in the second quarter of 2010 primarily due to the following factors:

1.	Lower gross profit margin (see section titled “Gross Profit Margin” for the three months ended June 30, 2011 and 2010);

2.	Higher research & development expense and higher selling, general and administrative expenses (see section titled “Operating Expenses” for the three months ended June 30, 2011 and 2010); and

3.	Higher income tax rate (see section titled “Income Tax” for the three months ended June 30, 2011 and 2010).

The net profit margin (net income attributable to controlling interest as a percentage of total revenues) was 13.1% and 24.4% in the second quarter of 2011 and 2010, respectively.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the three months ended June 30, 2011, compared with the same period in 2010.

	Gross Profit Margin
Product Line	2Q11	2Q10
Linear Motors and Related Systems	41.3%	60.9%
Specialty Micro-Motors	33.9%	37.1%
Rotary Motors	22.2%	24.4%
Weihai	11.4%	12.2%
Xi’an	27.7%	30.9%
Others	35.4%	38.5%
Corporate Average	27.6%	33.5%

The decline in overall gross margin was primarily due to higher raw material costs and labor costs across all product lines. An increase of $0.4 million in depreciation expense in the cost of sales also hurt the overall gross margin. Changes in product mix and selling price also contributed to changes in gross margin.  Although the Company anticipates passing on a portion of the higher costs of raw materials through increased selling prices, it is expected that higher raw material prices will continue to pressure gross margin.

In linear motors and related systems, margin compression was mainly attributable to the following factors in addition to higher raw material and labor costs:

1.
Changes in product mix. Sales volumes of higher margin products – oil pumps and propulsion systems for coal transportation trains – declined in the second quarter of 2011 compared with the same period a year ago, while sales volumes of lower margin products increased significantly.

2.	Lower unit selling prices for certain products. In order to expand our customer base and gain market share, we lowered selling prices for certain products.

In specialty micro motors, lower gross margin was primarily attributable to the following factors in addition to higher raw material and labor costs:

1.
Launch of new products, compared with the second quarter of last year. New product launches generally experience higher manufacturing costs during the start-up stage due to higher costs associated with workforce training, additional test runs, and smaller initial orders, which result in reduced production efficiency.

2.	Changes in product mix. Sales volumes of higher-margin products declined while sales volumes of lower-margin products increased.

In rotary motors, gross margin declined mainly due to higher raw material and labor costs partially offset by higher pricing.

Operating Expenses

Research and development (R&D) expenses increased to $0.9 million in the three months ended June 30, 2011 from $0.4 million in the three months ended June 30, 2010.

Selling, general and administrative expenses (SG&A) amounted to $13.8 million and $6.9 million in the second quarter of 2011 and 2010, respectively, or 10.5% and 6.5% of each quarter’s total revenues. The year-over-year increase in SG&A primarily reflected the following additional expenses compared to the second quarter of 2010:

1.	Expense related to advances on inventory purchases totaling $2.5 million that were written off due to vendors business failures.

2.
Expenses in the second quarter of 2011 related to the Going Private process (see section titled “Recent Events”) totaled $3.3 million. This amount included legal fees associated with the class action lawsuits (see Part II, Item 1 “Legal Proceedings”), fees associated with legal and financial advisors for the Special Committee of the Board of Directors, and other related expenses. The Company expects to recover some of the legal expenses related to the class action lawsuits pursuant to its insurance policy.

Operating profits were $21.5 million and $28.1 million in the second quarter of 2011 and 2010, respectively, with operating margin at 16.3% and 26.6%, respectively.

Other Income (net)

Other income was $2.4 million and $1.3 million in the second quarter of 2011 and 2010, respectively. Other income mainly included income from recycling scrap materials and selling production waste.

Interest Expense (net)

Net interest expense was $1.3 million and $1.0 million in the second quarter of 2011 and 2010, respectively. Net interest expense in the second quarter of 2011 mainly included $1.3 million interest expense, $0.4 million interest income, and $0.3 million of foreign currency transaction loss. Net interest expense in the second quarter of 2010 mainly included $0.5 million amortization of debt discount and debt issuance cost, $0.7 million interest expense, and $0.2 million interest income.

See Note 15 for a breakdown of interest expense.

Income Taxes

Provision for income tax was $6.0 million and $3.8 million in the second quarter of 2011 and 2010, respectively.

The corporate income tax rates in 2011 for some of our PRC subsidiaries are higher than in 2010 due to the expiration of the previous preferential tax rates approved by the government. Harbin Tech Full was subject to a 10% preferential tax rate in 2010 that expired at the end of 2010. Harbin Tech Full is in the process of applying for a new preferential income tax rate from the Chinese government. Management believes that it is highly likely that Harbin Tech Full will be approved for a 15% preferential income tax rate for 2011. However, since the approval process may take six months or longer, the management of Harbin Tech Full opted for caution and used a 25% standard income tax rate to calculate the provision for income tax for the first six months of 2011. The 25% income tax rate for Harbin Tech Full has caused the provision for income tax at Harbin Tech Full to be significantly higher in the second quarter of 2011 than in the second quarter of 2010. The 10% preferential tax rate as opposed to the 25% standard rate resulted in a $1.7 million savings on tax in the second quarter of 2010. Shanghai Tech Full was subject to an 11% preferential tax rate in 2010 and has been granted a 12% preferential tax rate in 2011. Xi’an Tech Full Simo remains at a 15% preferential tax rate in 2011. Weihai Tech Full has been subject to the standard 25% tax rate.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues

For the first six months of 2011, total revenues were $235.2 million, up $24.3 million or 11.5%, compared with $210.9 million in the same period of 2010. The significant sales growth was mainly the result of higher sales across all major product lines in the second quarter of 2011. In linear motors and related systems, sales were up $3.9 million year-over-year. Lower sales volumes in oil pumps (220 units in the first six months of 2011, compared with 255 units in the same period of 2010) and in propulsion systems for coal transportation trains were more than offset by higher volumes in other linear motors and sales of new products. In specialty micro motors, sales increased by $2.4 million driven primarily by higher volumes and sales of new products. Rotary motor sales were up $14.7 million and $4.9 million at Xi’an Tech Full Simo and at Weihai Tech Full Simo, respectively, attributable primarily to higher volumes and higher pricing.

The following table presents the revenue contribution by percentage for each major product line in the six months ended June 30, 2011 in comparison with the six months ended June 30, 2010.

	Percent of Total Revenues
	Six Months Ended June 30,
Product Line	2011	2010
Linear Motors and Related Systems	18.7%	19.0%
Specialty Micro-Motors	14.3%	14.9%
Rotary Motors	66.0%	64.3%
Weihai	21.7%	21.8%
Xi’an	44.3%	42.5%
Others	1.0%	1.8%
Total	100%	100%

Net Income

The Company recorded a net income attributable to controlling interest of $28.0 million, or $0.89 per diluted share in the first six months of 2011, compared with $46.2 million, or $1.47 per diluted share in the same period of 2010. The net income attributable to controlling interest was 39.5% lower than in the first six months of 2010 primarily due to the following factors:

1.	Lower gross profit margin (see section titled “Gross Profit Margin” for the six months ended June 30, 2011 and 2010);

2.	Higher research & development expenses and higher selling, general and administrative expenses (see section titled “Operating Expenses” for the six months ended June 30, 2011 and 2010); and

3.	Higher income tax rate (see section titled “Income Tax” for the six months ended June 30, 2011 and 2010).

The net profit margin (net income attributable to controlling interest as a percentage of total revenues) was 11.9% and 21.9% in the first six months of 2011 and 2010, respectively.

Gross Profit Margin

The following table presents the average gross profit margin by product line for the six months ended June 30, 2011, in comparison with the six months ended June 30, 2010.

	Gross Profit Margin
	Six Months Ended June 30,
Product Line	2011	2010
Linear Motors and Related Systems	43.2%	60.4%
Specialty Micro-Motors	33.1%	37.7%
Rotary Motors	22.8%	24.7%
Weihai	11.5%	12.5%
Xi’an	28.3%	31.0%
Others	38.5%	39.9%
Total	28.2%	33.7%

The decline in overall gross margin was primarily due to higher raw material costs and labor costs across all product lines. An increase of $1.2 million in depreciation expense also hurt the overall gross margin. Changes in product mix and selling price also contributed to changes in gross margin. Although the Company anticipates passing on a portion of the higher costs of raw materials through increased selling prices, it is expected that higher raw material prices will continue to pressure gross margin.

In linear motors and related systems, margin compression was mainly attributable to the following factors in addition to higher raw material and labor costs:

1.
Changes in product mix. Sales volumes of higher margin products – oil pumps and propulsion systems for coal transportation trains – declined in the first six months of 2011 compared with the same period a year ago, while sales volumes of lower margin products increased significantly.

2.	Lower unit selling prices for certain products. In order to expand our customer base and gain market share, we lowered selling prices for certain products.

In specialty micro motors, lower gross margin was primarily attributable to the following factors in addition to higher raw material and labor costs:

1.
Launch of new products, compared with the first six months of last year. New product launches generally experience higher manufacturing costs during the start-up stage due to higher costs associated with workforce training, additional test runs, and smaller initial orders, which result in reduced production efficiency.

2.	Changes in product mix. Sales volumes of higher-margin products declined while sales volumes of lower-margin products increased.

In rotary motors, gross margin declined mainly due to higher raw material and labor costs partially offset by higher pricing.

Operating Expenses

Research and development (R&D) expenses increased to $4.8 million in the six months ended June 30, 2011 from $1.0 million in the six months ended June 30, 2010. As technology and R&D are the Company’s long term strategic focus, we have been making every effort to enhance our R&D projects and invest in product and technology development in order to capture additional market share and position the Company well for further growth. The $4.8 million R&D expense in the first six months of 2011 was mostly associated with the development project of a new automated control system for linear servo motors. This development project was initiated in March 2010 in collaboration with a research institute. It has received extensive interest from potential customers. This project is near its successful completion and a total of $3.5 million expense was incurred in the first six months of this year.

Selling, general and administrative expenses (SG&A) amounted to $23.9 million and $14.3 million in the first six months of 2011 and 2010, respectively, or 10.1% and 6.8% of each period’s total revenues. The year-over-year increase in SG&A primarily reflected the following additional expenses compared to the same period of last year:

1.	Expense related to advances on inventory purchases totaling $2.5 million that were written off due to vendors business failures.

2.	Expense related to allowance for bad debts increased by $1.9 million in the first six months of 2011, based on accounts receivable aging analysis.

3.
Expenses in the first six months of 2011 related to the Going Private process (see section titled “Recent Events”) totaled approximately $4.1 million. This amount included legal fees associated with the class action lawsuits (see Part II, Item 1 “Legal Proceedings”), fees associated with legal and financial advisors for the Special Committee of the Board of Directors, and other related expenses. The Company expects to recover some of the legal expenses related to the class action lawsuits pursuant to its insurance policy.

4.
Shipping and handling costs increased to $2.8 million from $2.0 million in the same period of last year. The higher shipping and handling costs were mainly attributable to higher sales, higher fuel costs, and further geographical expansion of our customer base.

Operating profits were $37.7 million and $55.8 million in the first six months of 2011 and 2010, respectively, with operating margin at 16.0% and 26.5%, respectively.

Other Income (net)

Other income was $3.5 million and $2.4 million in the first six months of 2011 and 2010, respectively. Other income mainly included income from recycling scrap materials and selling production waste.

Interest Expense (net)

Net interest expense was $3.2 million and $2.6 million in the six months ended June 30, 2011 and 2010, respectively. Net interest expense in the first six months of 2011 mainly included $3.2 million interest expense, $0.6 million interest income, and $0.5 million of foreign currency transaction loss. Net interest expense in the first six months of 2010 mainly included $1.5 million amortization of debt discount and debt issuance cost, $1.5 million interest expense and $0.4 million interest income.

See Note 15 for a breakdown of interest expense.

Income Taxes

Provision for income tax was $10.2 million and $7.9 million in the first six months of 2011 and 2010, respectively.

The corporate income tax rates in 2011 for some of our PRC subsidiaries are higher than in 2010 due to expiration of the previous preferential tax rates approved by the government. Harbin Tech Full was subject to a 10% preferential tax rate in 2010 that expired at the end of 2010. Harbin Tech Full is in the process of applying for a new preferential income tax rate from the Chinese government. Management believes that it is highly likely that Harbin Tech Full will be approved for a 15% preferential income tax rate for 2011. However, since the approval process may take six months or longer, the management of Harbin Tech Full opted for caution and used a 25% standard income tax rate to calculate the provision for income tax for the first six months of 2011. The 25% income tax rate for Harbin Tech Full has caused the provision for income tax at Harbin Tech Full to be significantly higher in the six months ended June 30, 2011 than in the same period of last year. The 10% preferential tax rate as opposed to the 25% standard rate resulted in a $3.4 million savings on tax in the first six months of 2010. Shanghai Tech Full was subject to an 11% preferential tax rate in 2010 and has been granted a 12% preferential tax rate in 2011. Xi’an Tech Full Simo remains at a 15% preferential tax rate in 2011. Weihai Tech Full has been subject to the standard 25% tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is strongly dependent on the demand for our products.  This is supplemented by our financing activities in the capital markets including potential debt and equity, which support major acquisitions and capital investments for business growth. In February 2011, the Company entered into a consulting service agreement with a third party which agreed to provide advisory and consulting services to obtain financing in Chinese Capital Market for a period of 5 years from 2011 to 2015. Management expects and plans that the Company will continue to grow rapidly in the next few years organically and/or through acquisitions. To support expected growth, management believes it is critical to maintain adequate access to capital and flexibility to deploy funds in areas needed in a timely fashion when opportunity arises. In the past, the Company relied to a large extent on the U.S. capital markets to provide funds for large capital projects and acquisitions and for the repayment of certain debts. However, management believes that funding opportunities in the U.S. for Chinese companies, particularly those that became public in the U.S. through a reverse merger process, have become difficult after short seller attacks on a number of Chinese companies. Management strongly believes that the Company will need to seek alternative financing sources for the next few years in order to execute its business plan. Given that the Company has most of its operations in China, and funding supply in China has been growing rapidly, it is natural that the Company would consider financial institutions in China. Therefore, we worked out the agreement with a third party that is committed to act in an advisory role to help the Company raise capital over the next five years.

Our liquidity position remains adequate, with $87.6 million in cash and cash equivalents as of June 30, 2011. Cash provided by operating activities totaled $18.4 million in the first six months of 2011, compared with $49.1 million in the same period of 2010. The decrease is mainly due to a decrease in net income (see section titled “Net Income” for the six months ended June 30, 2011 and 2010), and an increase in working capital. Net cash provided by financing activities totaled $9.1 million in the first six months of 2011, mainly from increased short term bank loans and bank notes, partially offset by increased restricted cash required by banks. Capital expenditures generally include plant construction and equipment purchases which totaled approximately $41.0 million in the first six months of 2011.

During the first six months of 2011, several items under our current assets and current liabilities including cash, restricted cash, accounts receivable, advance on inventory purchase, and short term notes payable changed significantly. The $16.3 million increase in restricted cash was primarily due to an increase in short term bank notes payable. Banks in general require a 50% restricted cash amount deposited with the notes issuing bank to secure notes payable. Accounts receivables increased by $14.4 million. Advance on inventory purchases increased by $7.2 million in preparation for anticipated higher production activities.

Cash Position

As of June 30, 2011, we had cash and cash equivalents of $87.6 million, compared with $98.8 million as of December 31, 2010. The following table provides detailed information about our net cash flow for the first six months of 2011, compared to the same period of 2010.

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$18,429,317	$49,138,164
Net cash used in investing activities	(40,882,120)	(94,983,376)
Net cash provided by financing activities	9,100,575	(6,939,166)
Effect of exchange rate changes on cash	2,177,278	157,179
INCREASE (DECREASE) IN CASH	$(11,174,950)	$(52,627,199)

Operating Activities

Cash provided by operating activities is consolidated net income (net income attributable to both controlling and non-controlling interest) adjusted for non-cash income and expense items and changes in operating assets and liabilities.

Net cash provided by operating activities was $18.4 million in the first six months of 2011, compared with $49.1 million in the first six months of 2010. The decrease is mainly due to a decrease in net income (see section titled “Net Income” for the six months ended June 30, 2011 and 2010), an increase in accounts receivables, and an increase in cash used for inventory purchases.

Investing Activities

Our main uses of cash for investing activities in the first six months of 2011 were for equipment purchase and plant construction including land use right purchase as we continued to invest in upgrading manufacturing capabilities, improving production efficiency, and expanding capacity. Capital expenditures totaled approximately $41.0 million during the first six months of 2011 which also included $23 million prepayment in June to acquire land use rights. Nearly all of these investing activities occurred in the seasonally stronger second quarter. For comparison, total capital expenditures were $40.7 million in the same period last year.

On June 10, 2011, Xi’an Tech Full Simo entered into a land use agreement (the “Simo Land Use Agreement”) with Xi’an Lintong Tourism and Business Development Management Commission (“Xi’an Lintong”) with respect to Simo Motor’s use of 500 Chinese Mu of land (approximately 82.4 acres or 333,500 square meters) located in the Daixin Industrial Development Zone in Xi’an Lintong (the “New Site”). Pursuant to the Simo Land Use Agreement, the New Site will be used for construction of a new manufacturing facility that will produce electric equipment and machinery and related products as part of a capacity expansion project. The term of the Simo Land Use Agreement is 50 years and the aggregate amount that Simo Motor shall pay to Xi’an Lintong is approximately $38.8 million (RMB 250 million). The Company made a pre-payment of $23.0 million (RMB 150 million) as of June 30, 2011 and will pay in full upon receipt of the land use license to be issued by the government.

Financing Activities

Net cash provided by financing activities totaled $9.1 million in the first six months of 2011, mainly from increased short term bank loans and bank notes payable, partially offset by the increased restricted cash required by banks.

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

The CDB Agreement provides that the Company may, upon not less than one month’s prior notice prepay on an Interest Payment Date (as defined in the CDB Agreement) or a Repayment Date (as defined in the CDB Agreement) all or part of any loan (but if in part, in an amount that is an integral multiple of USD$500,000 in the case of a Facility A Loan or RMB 2,000,000 in the case of Facility B Loan). The CDB Agreement also provides that upon a Change of Control (as defined in the CDB Agreement) of the Company, CDB may, by not less than 30 days notice to the Company, cancel the Facilities and declare all outstanding loans, together with accrued interest and all other amounts to be immediately due and payable.

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

For the six months ended June 30, 2011, the Company has received proceeds from notes payable – short term of $21.3 million, the short term notes are bank acceptance notes issued by local banks in China that entitle the Company’s suppliers to receive the full face amount from the issuing banks. In China, this is a very common low cost financial instrument used to pay suppliers. The bank notes are secured by a cash deposit (restricted cash) made with the bank in the amount of 50% of the face amount of the bank notes balances. Bank acceptance notes are a low cost financing method and can free up cash for other capital needs. The increase in short term bank notes during the period reflects our increased working capital needs for the purchasing of raw materials as we anticipated increased production volumes.

Contractual Obligations

On September 8, 2006, HTFE entered into an agreement (“HTFE Land Use Agreement”) with Shanghai Lingang Investment and Development Company Limited (“Shanghai Lingang”) with respect to HTFE’s lease and use of 40,800 square meters (approximately 10.1 acres) of State-owned land in the Shanghai Zhuqiao Airport Industrial Zone (the “Site”). The term of the land use agreement is 50 years. In June 2009, the Land Use Agreement was revised with the land size increased to a total of approximately 53,000 square meters (approximately 13.1 acres). The aggregate amount HTFE shall pay to Shanghai Lingang is approximately $6.28 million (RMB42.84 million) ("Fee"), approximately 96.8% or $6.1 million (RMB 41.56 million) had been paid as of June 30, 2011 with the balance payable in installments.

On August 25, 2010, the Company entered into an agreement with Shelton Technology, LLC.  Under the terms of the agreement, the Company is required to contribute a total of $1 million to AAG prior to December 31, 2011.

The Company enters into non-cancellable purchase commitments with some of its vendors. As of June 30, 2011 and December 31, 2010, the Company was obligated under the non-cancellable commitments to purchase materials totaling to $6,977,242 and $12,000,496, respectively. These commitments are short-term and expire within one year. The Company has not experienced losses on these purchase commitments over the years.

In March 2011, STFE increased the registered capital by $5.92 million from approximately $10 million to $15.9 million, 33% of the increase in registered capital has been injected into STFE on April 7, 2011. The remaining 67% of the increase in registered capital, which amounted to $3.9 million, is required to be injected into STFE on or before April 7, 2013.

On June 10, 2011, Simo Motor entered into a land use agreement (the “Simo Land Use Agreement”) with Xi’an Lintong Tourism and Business Development Management Commission (“Xi’an Lintong”) with respect to Simo Motor’s use of 500 Chinese Mu of land (approximately 82.4 acres or 333,500 square meters) located in the Daixin Industrial Development Zone in Xi’an Lintong (the “New Site”). Pursuant to the Simo Land Use Agreement, the New Site will be used for construction of a new manufacturing facility that produces electric equipment and machinery related products as part of a capacity expansion project. The term of the Simo Land Use Agreement is 50 years and the aggregate amount that Simo Motor shall pay to Xi’an Lintong is approximately $38.8 million (RMB 250 million). The Company made a pre-payment of $23.0 million (RMB 150 million) as of June 30, 2011 and will pay in full upon receipt of the land use license to be issued by the government.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures are effective as of such date at a reasonable assurance level to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2011 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Eleven shareholder class action lawsuits were filed against the Company and/or certain officers and the members of its Board of Directors (the “Board”), in connection with the October 10, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Tianfu Yang, and Baring Private Equity Asia Group Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Yang and his affiliates for $24.00 per share in cash, as further described in the Schedule 13D/A and Exhibits thereto filed on October 12, 2010 (the “Proposal”). Six actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court; and three actions were filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for allegedly breaching their fiduciary duties in connection with the Proposal, as described further below.

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

The Nevada State Court Litigation

As detailed below, the Company moved to dismiss, transfer, or stay Plaintiffs’ actions and to consolidate them before the Nevada Business Court. The Company's motions to transfer the Carson City actions to Clark County were granted, and the actions have been consolidated with the related actions pending before the Clark County Business Court. The consolidated action is captioned, In re Harbin Electric, Inc. Shareholder Litigation, Case No. A-11-627656-C (the “Nevada Action”).

Following the announcement of the Merger Agreement and the filing of the Preliminary Merger Proxy, on July 20, 2011, Plaintiffs in the Nevada Action filed a consolidated amended class action complaint.  Plaintiffs assert claims against the Company’s Board for alleged breaches of their fiduciary duties to the Company’s shareholders. Plaintiffs allege, among other things, that the Board has failed to maximize the value of Harbin to its shareholders and that the Preliminary Merger Proxy fails to disclose material information.  Plaintiffs seek, among other relief, to enjoin defendants from consummating the Proposal until the Company implements a process to obtain the most favorable terms for Harbin’s shareholders, and to rescind the Merger Agreement and the Proposal to the extent already implemented.

On August 1, 2011, Plaintiffs in the Nevada Action filed a motion for preliminary injunction against the Company and the Board. Plaintiffs seek to enjoin the Company and the Board from soliciting proxy votes and from conducting any shareholder meeting to approve the Merger Agreement.  The parties are engaged in expedited discovery.  A hearing on Plaintiffs’ motion for preliminary injunction is set for September 19, 2011.

The Nevada Federal Court Litigation

As detailed below, both of the actions pending in Nevada federal district court have been dismissed.

The New York State Court Litigation

The New York actions (Yun, Gould and Norfolk) were consolidated under the caption, In re Harbin Shareholders Litigation, Index No. 35327/10. Plaintiffs’ counsel thereafter filed a consolidated amended complaint naming only the Company and Tianfu Yang as defendants. The Company and Mr. Yang have moved to dismiss or, in the alternative, to stay the New York action in deference to the litigation proceeding in the Nevada Business Court. Those motions have not yet been decided by the Court. The Company has reviewed the allegations contained in the complaints and believes they are without merit.  The Company intends to defend the litigation vigorously.

The pending cases are listed below.

Kay Hurewitz v. Harbin Electric, Inc. et al., No. 10-OC-00489-1B (“Hurewitz”), filed in the First Judicial District Court of the State of Nevada in and for Carson City on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. This action has now been transferred to Clark County and consolidated with the cases there.

Bertrand Sellier v. Harbin Electric, Inc. et al., No. 3:10-CV-00645 (“Bertrand”), filed in the United States District Court for the District of Nevada on October 13, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. The plaintiff filed a notice of voluntary dismissal of his action without prejudice and the action has been dismissed.

Norfolk County Retirement System v. Harbin Electric, Inc. and Tianfu Yang (“Norfolk”), No. 10-35327, filed in the Supreme Court of the State of New York, Suffolk County on October 15, 2010. The complaint named the Company and Tianfu Yang as defendants.

Luis Necuze v. Harbin Electric, Inc. et al., No. A-10-627425 (“Necuze”), filed in the Eighth Judicial District Court for the State of Nevada in and for Clark County on October 15, 2010. The complaint named the Company, Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao, and Baring Private Equity Asia Group, Ltd. as defendants. This action has been voluntarily dismissed as moot because the plaintiff no longer is a stockholder.

Jack M. Ebner v. Harbin Electric, Inc. et al., No. A-11-644021-C (“Ebner”), filed in the Eighth Judicial District Court of Clark County, Nevada on June 27, 2011.  The complaint named the Company and Board members Tianfu Yang, Lanxiang Gao, Ching Chuen Chan, Boyd Plowman, Yunyue Ye, and David Gatton as defendants. This action has been consolidated with the related actions pending in Clark County.

Jacqueline Elliott v. Harbin Electric, Inc. et al., No. A-10-627656-C (“Elliott”), filed in the Eighth Judicial District Court for the State of Nevada in and for Clark County on October 19, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants.

George Yun v. Harbin Electric, Inc. et al., No. 10-39805 (“Yun”), filed in the Supreme Court of the State of New York, Suffolk County) on October 22, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. All of the defendants other than the Company and Mr. Yang have been voluntarily dismissed by Plaintiff.

Randolph Fisher v. Harbin Electric, Inc. et al., No. 10-OC-00498-1B (“Fisher”), filed in the First Judicial District Court for the State of Nevada in and for Carson City on October 22, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. This action has now been transferred to Clark County and consolidated with the cases there.

Gerald Gould v. Tianfu Yang, No. 10-40004 (“Gould”), filed in the Supreme Court of the State of New York Suffolk County on October 25, 2010. The complaint named Tianfu Yang as a defendant.

Mark Rosen v. Harbin Electric, Inc. et al., No. 11-OC-00036-1B (“Rosen”), filed in the Second Judicial District Court for the State of Nevada in and for Washoe County on October 28, 2010. The complaint named the Company, Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao, and Baring Private Equity Asia Group, Ltd. as defendants. Plaintiff voluntarily dismissed the Company from this action and moved to transfer the action to the Eighth Judicial District Court of the State of Nevada in and for Carson City, which motion was granted. This action has now been transferred to Clark County and consolidated with the cases there.

Patrick Sweeney v. Harbin Electric, Inc. et al., No. 3:10-CV-00685 (“Sweeney”), filed in the United States District Court for the District of Nevada on November 11, 2010. The complaint named the Company and Board members Tianfu Yang, Ching Chuen Chan, Boyd Plowman, David Gatton, Yunyue Ye, and Lanxiang Gao as defendants. Defendants’ motion to dismiss the action has been granted, the case dismissed, and the action closed.

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

Our revenues increased by 25% from the second quarter of 2010. Our revenues increased by 91% for the year ended December 31, 2010 versus the year ended December 31, 2009, and 85% in 2009 over 2008. However, it is unlikely that we will maintain such growth in the long term and cannot assure any growth of our business for any period. Our rapid expansion will place significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the profits we expect.

Our debt may constrict our operations, and cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of June 30, 2011, we had a $35 million loan facility and an RMB100 million (approximately $15 million) loan facility under a Term Loan Facility Agreement with China Development Bank Corporation Hong Kong Branch as lender (“CDB”). Additionally, our PRC subsidiaries had a total of approximately $36.9 million short term loans outstanding as of June 30, 2011. These loans were obtained from local PRC banks and unrelated third parties.  These obligations could have important consequences to you. For example, they could:

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

No vendor accounted for more than 10% of the raw material purchases for the three months and six months ended June 30, 2011 and 2010. Any material change in the spot and forward rates could have a material adverse effect on the cost of our raw materials and on our operations. In addition, if we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period or on commercially acceptable terms, if at all. Shipments of affected products have been limited or delayed as a result of such problems in the past, and similar problems could occur in the future. An inability to obtain our key source supplies for the manufacture of our products might require us to delay shipments of products, harm customer relationships or force us to curtail or cease operations.

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

We rely on the services of our SEC reporting manager to assist us in researching and resolving certain US GAAP accounting issues and preparing our consolidated financial statements.

We employ an SEC Reporting Manager who is a Certified Public Accountant in the United States to assist our internal accounting and finance personnel in resolving complex US GAAP accounting issues. From time to time we rely on her to conduct research on complex accounting issues relating to US GAAP and to provide advice to the Company as to how to comply with US GAAP. Although our SEC Reporting Manager is not involved in our day to day operations or the management of our accounting functions, she also assists us in our consolidation process and in preparing our consolidated financial statements and footnotes. If we were to lose the services of our SEC Reporting Manager, we would attempt to hire another similarly qualified person to replace her. The loss of the services of our SEC Reporting Manager, in the absence of a qualified replacement, could adversely impact our ability to accurately prepare our consolidated financial statements on a timely basis.

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

Our results of operation may be adversely affected by changes to or expiration of preferential tax concessions that our Chinese subsidiaries currently enjoy. The statutory tax rate generally applicable to domestic Chinese companies is generally 25%. The PRC government provides reduced tax rates for productive foreign investment enterprises in the Economic and Technological Development Zones and for enterprises engaged in production or business operations in the Special Economic Zones or in certain industries.  These preferential tax rates are generally graduated, starting at 0% and increasing to the standard EIT rate of 25% over time.  Harbin Tech Full was granted a 10% preferential tax rate from 2008 to 2010 due to its location in a specially designated economic region that  expired on December 31, 2010. While applying for the next level of 15% preferential tax treatment, Harbin Tech Full is currently using 25% standard income tax rate until the application is approved. Shanghai Tech Full was subject to an 11% preferential tax rate in 2010 and has been granted a 12% preferential tax rate in 2011. Xi’an Tech Full Simo remains at a 15% preferential tax rate in 2011. Weihai Tech Full has been subject to the standard 25% tax rate. As a result, the estimated tax savings for the three months and six months ended June 30, 2011 amounted to $653,980 and $862,743, respectively. Tax laws in China are subject to interpretations by relevant tax authorities. Preferential tax rates may not remain in effect or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we will take timely and appropriate action, but we could suffer severe penalties.

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

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet applicable Western standards.

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

•
Control activities related to bank reconciliation – At Xi’an Simo, the bank reconciliation for various bank accounts was not prepared accurately which impacted the valuation and existence of the cash in bank as of December 31, 2010.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

There are risks and uncertainties associated with our proposed merger with Tech Full Electric Company Limited and Tech Full Electric Acquisition Inc.

As previously announced, on June 19, 2011, the Company entered into an Agreement and Plan of Merger, dated June 19, 2011 (“Merger Agreement”), with Tech Full Electric Company Limited, a Cayman Islands exempted company with limited liability, wholly owned indirectly by Mr. Tianfu Yang, the Company’s Chairman and Chief Executive Officer (“Parent”) and Tech Full Electric Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, Merger Sub will be merged with and into the Company, the Company will become a wholly-owned subsidiary of the Parent and each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $24.00 in cash without interest, except for Shares owned by Parent and Merger Sub (including shares to be contributed to Parent by Mr. Tianfu Yang, affiliates of Abax Global Capital (“Abax”) and certain of the Company’s employees and officers (collectively, the “Purchasing Group”) prior to the effective time of the merger pursuant to a contribution agreement between Parent, each member of the Purchasing Group and Tianfu Investments Limited, a Cayman Islands company directly owning 100% of the equity interest in Parent). Currently, the Purchasing Group collectively beneficially owns approximately 40.39% of the Company’s outstanding shares of common stock.

The Merger Agreement includes customary termination provisions for both the Company and Parent. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay Parent a termination fee of $22,500,000. If the Merger Agreement is terminated under certain other circumstances, Parent will be required to pay the Company a termination fee equal to $30,000,000.

There are a number of risks and uncertainties relating to the proposed merger. For example, the merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, as a result of several factors, including, among other things, the failure of one or more of the Merger Agreement’s closing conditions, Parent’s failure or litigation relating to the merger. In addition, there can be no assurance that approval of our stockholders will be obtained, that the other conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. If the merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the merger will be consummated.

Pending the closing of the merger, the Merger Agreement also restricts us from engaging in certain actions without Parent’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the merger. Any delay in closing or a failure to close could have a negative impact on our business and stock price as well as our relationships with our customers, vendors or employees, as well as a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans.

Our business could be adversely impacted as a result of uncertainty related to the proposed merger.

The proposed merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example:

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and
•
customers, suppliers or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

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

Our directors and executive officers, directly or through entities that they control, beneficially owned, as a group, approximately 34.99% of our issued and outstanding common stock as of June 30, 2011. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. Furthermore, our directors and officers, as a group, have the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

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

Harbin Electric, Inc.

Date: August 9, 2011	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits:

Exhibit Number	Description	Method of Filing
2.1	Agreement and Plan of Merger dated June 19, 2011, by and between the Company, Tech Full Electric Company Limited and Tech Full Electric Acquisition, Inc.	Filed as Exhibit 2.1 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

10.1	Voting Support Agreement, dated June 19, 2011, by and between Tech Full Electric Company Limited and certain stockholders of the Company.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

10.2	Limited Guarantee dated June 19, 2011, by and between Mr. Tianfu Yang, Abax Global Opportunities Fund, AGC Asia 5 Ltd. and Prosper Expand Ltd. in favor of the Company.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.1.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith as Exhibit 31.2.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32.1.