Form 10-Q/A
period 2011-06-30
Harbin Electric, Inc
filed 2011-08-11
CIK 1266719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Harbin Electric, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibits:

Exhibit Number	Description	Method of Filing

2.1	Agreement and Plan of Merger dated June 19, 2011, by and between the Company, Tech Full Electric Company Limited and Tech Full Electric Acquisition, Inc.	Filed as Exhibit 2.1 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

10.1	Voting Support Agreement, dated June 19, 2011, by and between Tech Full Electric Company Limited and certain stockholders of the Company.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

10.2	Limited Guarantee dated June 19, 2011, by and between Mr. Tianfu Yang, Abax Global Opportunities Fund, AGC Asia 5 Ltd. and Prosper Expand Ltd. in favor of the Company.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.

101.1
The following financial statements from Harbin Electric, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss); (iii) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.
Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harbin Electric, Inc.

Date: August 11, 2011	By:	/s/ Tianfu Yang
Tianfu Yang
Chief Executive Officer, Director and Chairman of the Board
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Zedong Xu
Zedong Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)