Form 10-K/A
period 2010-12-31
Harbin Electric, Inc
filed 2011-09-29
CIK 1266719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for Harbin Electric, Inc. (the “Company”), as initially filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “Original Report”). The Company is filing this Amendment for the purpose of amending and supplementing Part I, Item 1A, “Risk Factor”, Part II, Item 9A, “Controls and Procedures”, and Part IV, Item 15, “Exhibits and Financial Statement Schedules” Notes 6, 7, 9 and consolidated statements of cash flows of the Original Report. All other items presented in the Original Report are unchanged. This Amendment does not reflect events occurring after the date of the Original Report or modify or update any of the other disclosures contained therein in any way other than the amendments referred to above. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and our Principal Financial Officer, filed as exhibits hereto.

PART I

Item 1A. Risk Factors

An investment in our common stock is very risky. You should carefully consider the risk factors described below, together with all other information in this Form 10-K/A, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not currently foreseeable to us may also impair our business operations.

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

•
Control activities related to advances on plant and equipment purchases recording –– At Shanghai Tech Full and Weihai Tech Full, some advances on plant and equipment purchases were classified and recorded under incorrect sub accounts on the general ledger.

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

PART II

ITEM 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, in light of several material weaknesses identified in our internal controls over financial reporting at our newly acquired subsidiary Xi’an Tech Full Simo Co., Ltd., as discussed in Item 9A(b) below, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

In addition, the following material weakness was identified at two other facilities:

1-
Control activities related to advances on plant and equipment purchases recording –– At Shanghai Tech Full, some production equipment was invoiced and paid for, but had not been received as of December 31, 2010, was mistakenly recorded in production equipment. As a result, this amount was reclassified to advances on plant and equipment purchases from plant and equipment as an audit adjustment. At Weihai Tech Full, some assets were invoiced and paid for, but had not been received as of December 31, 2010, were mistakenly recorded in construction in progress. As a result, the amount was reclassified to advances on plant and equipment purchases as an audit adjustment.

These material weaknesses resulted in several material adjustments to our financial statements for the year ended December 31, 2010. Management has evaluated and recorded these adjustments. Our financial statements for the year ended December 31, 2010 filed with this Annual Report on Form 10-K/A fully reflects these adjustments.

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

(d) Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal year covered by this Annual Report on Form 10-K/A. While there were no changes in the Company’s overall internal control systems, material weaknesses discovered during the annual audit at our recently acquired Xi’an Simo operation has led management to conclude that internal controls over financial reporting in certain areas need further improvement.

Our independent registered public accounting firm, Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), with direct access to our Board of Directors through our Audit Committee, has audited our consolidated financial statements and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included in this Annual Report on Form 10-K/A.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Harbin electric, Inc

We have audited Harbin Electric, Inc and Subsidiries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Harbin Electric, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

1.
Control activities related to bank reconciliation – At Xi’an Simo, the bank reconciliation for various bank accounts were not prepared accurately which impacted the valuation and existence of the cash in bank as of December 31, 2010.

2.
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

3.
Control activities related to the calculation of provision of income tax – At Xi’an Simo, due to ambiguities in PRC tax rules, the temporary and permanent differences in tax amounts were not properly identified.

4.	Control activities related to valuation of inventory allowance – At Xi’an Simo, slow moving inventories that had not been used over a year were not properly evaluated for inventory allowance.

5.	Control activities related to inventory recording –– At Xi’an Simo, inventory movement between manufacturing facilities and sales entities were not timely and properly recorded on the general ledger.

6.
Control activities related to advances on plant and equipment purchases recording –– At Shanghai Tech Full, some production equipment was invoiced and paid for, but had not been received as of December 31, 2010, was mistakenly recorded in production equipment. As a result, this amount was reclassified to advances on plant and equipment purchases from plant and equipment as an audit adjustment. At Weihai Tech Full, some assets were invoiced and paid for, but had not been received as of December 31, 2010, were mistakenly recorded in construction in progress. As a result, the amount was reclassified to advances on plant and equipment purchases as an audit adjustment.

Those material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 15, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, Note 6, Note7 and Note 9, as to which the date is September 28, 2011, on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Harbin Electric, Inc has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Harbin Electric, Inc, and our report dated March 15, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, Note 6, Note7 and Note 9, as to which the date is September 28, 2011, expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California
March 15, 2011, except for the effects of
the sixth material weakness described
above, as to which the date is September
28, 2011,

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Annual Report on Form 10-K/A:

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
Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 11, 2008 and incorporated herein by reference.

10.27	Amendment to Letter Agreement, dated as of December 11, 2008 between the Company and Shelton Technology, LLC.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 16, 2008 and incorporated herein by reference.

10.28	Second Amendment to Letter Agreement , dated as of April 21, 2009 between the Company and Shelton Technology, LLC..	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on April 24, 2009 and incorporated herein by reference.

10.29	Amendment to Employment Agreement, dated April 1, 2009 by and between the Company and Ms. Christy Young Shue.	Filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Commission on May 8, 2009 and incorporated herein by reference.

10.30	Letter Agreement between the Company and Citadel Equity Fund Ltd. dated June 1, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 5, 2009 and incorporated herein by reference.

10.31	Merrill Lynch International (“Merrill”) and ABN AMRO Bank N.V., London Branch (“ABN”) Letter Agreement among the Company, Merrill and ABN dated July 14, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.32	Abax Letter Agreement among the Company, Abax Jade and Abax Nai Xin dated July 14, 2009.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on July 20, 2009 and incorporated herein by reference.

10.33	Equity Acquisition Agreement between Harbin Tech Full Electric Co. Ltd., Xi’an Simo Electric Co. Ltd. and Shaanxi Electric Machinery Association dated October 2, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on October 7, 2009 and incorporated herein by reference.

10.34	SWAP Termination Agreement between the Company and Merrill Lynch International, dated as of September 16, 2009.	Filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed with the Commission on November 9, 2009 and incorporated herein by reference.

10.35	Independent Director Agreement dated November 30, 2009, between the Company and Boyd R. Plowman.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 2, 2009 and incorporated herein by reference.

10.36	Third Amendment to the Letter Agreementbetween the Company and Shelton Technology, LLCdated as of December 7, 2009.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on December 8, 2009 and incorporated herein by reference.

10.37	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Zhejiang Ximen Punching Co., Ltd. dated June 3, 2010.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.38	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Xi’an Simo Imports and Exports Co., Ltd., and Fu Nong, dated June 3, 2010.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.39	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.40	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.41	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Pingan Duan, dated June 3, 2010.	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.42	Share Purchase Agreement by and among Xi’an Tech Full Simo Motor Co., Ltd. and Certain PRC Individuals, dated June 3, 2010.	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.43	Share Purchase Agreement by and between Xi’an Tech Full Simo Motor Co., Ltd. and Guoping Cui, dated June 3, 2010.	Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference.

10.44	Loan Agreement dated July 28, 2010, by and between the Company and Abax Emerald Ltd.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on July 30, 2010 and incorporated herein by reference.

10.45	Option Exercise Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between the Company, Advance Automation Group, LLC, Shelton Technology, LLC and Ms. Julie Chen.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

10.46	Amended and Restated Limited Liability Company Agreement dated as of August 25, 2010 and effective as of July 1, 2010, by and between Advanced Electric Motors, Inc. and Shelton Technology, LLC.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on August 27, 2010 and incorporated herein by reference.

10.47	Term Loan Facility Agreement dated November 22, 2010, by and between the Company and China Development Bank Corporation, Hong Kong Branch.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on November 23, 2010 and incorporated herein by reference.

10.48	Indemnification Agreement, dated as of February 21, 2011, between the Company and Ching Chuen Chan.	Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.49	Indemnification Agreement, dated as of February 21, 2011, between the Company and David Gatton.	Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.50	Indemnification Agreement, dated as of February 21, 2011, between the Company and Boyd R. Plowman.	Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.51	Indemnification Agreement, dated as of February 21, 2011, between the Company and Lanxiang Gao.	Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.52	Indemnification Agreement, dated as of February 21, 2011, between the Company and Yunyue Ye.	Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.53	Indemnification Agreement, dated as of February 21, 2011, between the Company and Tianfu Yang.	Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.54	Indemnification Agreement, dated as of February 21, 2011, between the Company and Tianli Yang.	Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.55	Indemnification Agreement, dated as of February 21, 2011, between the Company and Zedong Xu.	Filed as Exhibit 10.8 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

10.56	Indemnification Agreement, dated as of February 21, 2011, between the Company and Christy Shue.	Filed as Exhibit 10.9 to the current report on Form 8-K filed with the Commission on February 25, 2011 and incorporated herein by reference.

14.1	Code of Ethics and Business Conduct	Previously filed.

21.1	List of subsidiaries	Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011 and incorporated herein by reference.

23.1	Consent of Frazer Frost, LLP, (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)	Filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)	Filed herewith.

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Special Committee Charter	Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011 and incorporated herein by reference.

99.2	Amended and Restated Audit Committee Charter	Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Harbin Electric, Inc.

Date: September 29, 2011	By:	/s/ Tianfu Yang
	By:	Tianfu Yang
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

NAME	TITLE

/s/ Tianfu Yang	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 29, 2011
Tianfu Yang

/s/ Zedong Xu	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2011
Zedong Xu

/s/ Lanxiang Gao	Director	September 29, 2011
Lanxiang Gao

/s/ Ching Chuen Chan	Director	September 29, 2011
Ching Chuen Chan

/s/ Boyd Plowman	Director	September 29, 2011
Boyd Plowman

/s/ David Gatton	Director	September 29, 2011
David Gatton

/s/ Yunyue Ye	Director	September 29, 2011
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011, except for the effects of the sixth material weaknesses described in that report, as to which the date is September 28, 2011, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Frazer Frost, LLP

Brea, CA
March 15, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, 6, 7 and 9, as to which the date is September 28, 2011.

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

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010 (Restated)	2009 (Restated)	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$2,432,411	$3,491,414	$-
Net income attibutable to controlling interest	76,815,346	19,646,781	25,378,699
Consolidated net income	79,247,757	23,138,195	25,378,699
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	8,027,525	3,563,602	1,608,724
Amortization of intangible assets	1,638,801	1,166,304	1,032,674
Amortization of debt issuance costs	362,451	1,313,024	542,438
Amortization of debt discount	1,439,790	10,949,344	4,489,135
Provision for (recovery of) accounts receivable & other receivable (Restated)	7,205,988	(38,656)	(1,899)
Provision for inventory reserve (Restated)	1,600,752	710,175	-
Share-based compensation	994,779	1,211,037	1,782,454
Loss on derivative instrument	-	-	541,018
Realized loss on extinguishment of derivative liability	-	9,000,000	-
Realized gain on repurchase of notes payable	-	(4,155,000)	-
Loss on disposal of equipment	792,417	1,305,831	-
Gain on disposal of intangiable assets	-	(89,955)	-
Change in fair value of warrants	(574,131)	13,214,525	-
Loss on sale of subdivision	623,158	-	-
Change in operating assets and liabilities
Notes receivable	(1,203,746)	352,233	(1,076,669)
Accounts receivable (Restated)	2,714,677	(329,061)	(1,174,801)
Inventories (Restated)	11,526,120	11,464,130	9,605,737
Other assets, current	2,604,927	(1,321,224)	1,313,578
Advances on inventory purchases	(3,697,854)	(151,787)	(730,043)
Other assets, non-current	330,641	98,624	8,920
Accounts payable	(20,776,901)	(1,660,309)	591,620
Customer deposits	(3,769,686)	(4,052,825)	(1,277,737)
Accrued liabilities & other payables	4,519,337	(2,483,281)	(1,627,632)
Taxes payable	(323,954)	(688,173)	1,298,829
Net cash provided by operating activities	93,282,848	62,516,753	42,305,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	11,092,963	5,061,757
Payment for advances on non-current assets	-	(4,317,899)	(403,620)
Payment for advances on intangible assets	(395,009)	-	-
Payment for advances on equipment purchases	(36,983,064)	-	-
Purchase of intangible assets	(94,373)	(9,969)	-
Purchase of plant and equipment	(19,510,180)	(8,478,159)	(16,035,159)
Proceeds from disposal of plant and equipment	206,509	282,877	-
Additions to construction-in-progress	(1,010,284)	(3,733,692)	(16,386,519)
Payment to original shareholders for acquisition	(27,230,236)	(83,958,460)	(53,335,500)
Payment to acquire noncontrolling interests	(27,684,220)	-	-
Deconsolidation of cash held in disposed subdivisions	(602,948)	-	-
Proceeds from sale of controlling interests in subsidiaries	1,846,105	-	-
Net cash used in investing activities	(111,457,700)	(89,122,339)	(81,099,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,516,199	(2,992,096)	(504,525)
Net proceeds from stock issuance	-	107,491,950	46,290,743
Proceeds received from exercise of warrants and options	1,987,503	11,913,499	1,985,543
Deposit to secure investment in cross currency hedge	-	1,000,000	-
Payment on cross currency hedge	-	(9,000,000)	(365,032)
Payment to related party	(1,517,000)	-	-
Proceeds from related party	1,517,000	-	-
Proceeds from cross currency hedge	-	-	145,945
Payment on notes payable	(9,100,000)	(32,745,000)	(4,000,000)
Proceeds from notes payable-short term	1,913,542	6,151,756	-
Payment on notes payable-short term	(4,413,968)	(5,125,486)	(3,315,450)
Proceeds from short term loan-bank	23,374,520	15,020,201	-
Repayment of short term loan-bank	(37,786,835)	(18,872,916)	(1,034,997)
Proceeds from short term loan-other	1,076,807	-	-
Repayment of short term loan-other	(6,349,035)	-	-
Repayment of long term loan-bank	-	(1,466,700)	-
Proceeds from long term loan-bank	49,570,000	-	-
Dividend payment to shareholders	-	(150,071)	-
Net cash provided by financing activities	22,788,733	71,225,137	39,202,227

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,237,589	(129,414)	2,470,139

INCREASE IN CASH	5,851,470	44,490,137	2,878,370

Cash and cash equivalents, beginning of period	92,902,400	48,412,263	45,533,893

Cash and cash equivalents, end of period	$98,753,870	$92,902,400	$48,412,263

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

Restatements

In connection with the acquisition of Simo Motor, an error in the Company’s recording for acquired balance of Accounts Receivable and Inventory was identified in the Company’s 2009 and 2010 Annual Report on Form 10-K. For the Simo Motor acquisition occurred in the October 2009, the Company recorded acquired accounts receivables and inventory at the acquisition-date fair value. However, the fair value was disclosed on the Company’s 2009 Annual Report on Form 10-K with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowances is not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. The Consolidated Statements of Cash Flows for 2009 and 2010 and Notes 6, 7 and 9 have been restated where applicable to correct the recording error. The only line items affected in the Consolidated Statements of Cash Flows are provision for (recovery of) accounts receivable & other receivable, provision for inventory reserve, accounts receivable, and inventories. No other financial statements were impacted as only net numbers were stated on the balance sheet.

The Company restated its 2009 and 2010 Consolidated Statements of Cash Flow included in the Annual Report on Form 10-K/A as follows.

HARBIN ELECTRIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010		2009
	(As Previously Reported)	(As Restated)	(As Previously Reported)	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attibutable to noncontrolling interest	$2,432,411	$2,432,411	$3,491,414	$3,491,414
Net income attibutable to controlling interest	76,815,346	76,815,346	19,646,781	19,646,781
Consolidated net income	79,247,757	79,247,757	23,138,195	23,138,195
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	8,027,525	8,027,525	3,563,602	3,563,602
Amortization of intangible assets	1,638,801	1,638,801	1,166,304	1,166,304
Amortization of debt issuance costs	362,451	362,451	1,313,024	1,313,024
Amortization of debt discount	1,439,790	1,439,790	10,949,344	10,949,344
Provision for (recovery of) accounts receivable & other receivable	7,205,988	7,205,988	(437,191)	(38,656)
Provision for inventory reserve	1,549,882	1,600,752	-	710,175
Share-based compensation	994,779	994,779	1,211,037	1,211,037
Realized loss on extinguishment of derivative liability	-	-	9,000,000	9,000,000
Realized gain on repurchase of notes payable	-	-	(4,155,000)	(4,155,000)
Loss on disposal of equipment	792,417	792,417	1,305,831	1,305,831
Gain on disposal of intangiable assets	-	-	(89,955)	(89,955)
Change in fair value of warrants	(574,131)	(574,131)	13,214,525	13,214,525
Loss on sale of subdivision	623,158	623,158	-	-

Change in operating assets and liabilities
Notes receivable	(1,203,746)	(1,203,746)	352,233	352,233
Accounts receivable	2,714,677	2,714,677	69,474	(329,061)
Inventories	11,576,990	11,526,120	12,174,305	11,464,130
Other assets, current	2,604,927	2,604,927	(1,321,224)	(1,321,224)
Advances on inventory purchases	(3,697,854)	(3,697,854)	(151,787)	(151,787)
Other assets, non-current	330,641	330,641	98,624	98,624
Accounts payable	(20,776,901)	(20,776,901)	(1,660,309)	(1,660,309)
Customer deposits	(3,769,686)	(3,769,686)	(4,052,825)	(4,052,825)
Accrued liabilities & other payables	4,519,337	4,519,337	(2,483,281)	(2,483,281)
Taxes payable	(323,954)	(323,954)	(688,173)	(688,173)
Net cash provided by operating activities	93,282,848	93,282,848	62,516,753	62,516,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired through acquisition	-	-	11,092,963	11,092,963
Payment for advances on non-current assets	-	-	(4,317,899)	(4,317,899)
Payment for advances on intangible assets	(395,009)	(395,009)	-	-
Payment for advances on equipment purchases	(36,983,064)	(36,983,064)	-	-
Purchase of intangible assets	(94,373)	(94,373)	(9,969)	(9,969)
Purchase of plant and equipment	(19,510,180)	(19,510,180)	(8,478,159)	(8,478,159)
Proceeds from disposal of plant and equipment	206,509	206,509	282,877	282,877
Additions to construction-in-progress	(1,010,284)	(1,010,284)	(3,733,692)	(3,733,692)
Payment to original shareholders for acquisition	(27,230,236)	(27,230,236)	(83,958,460)	(83,958,460)
Payment to acquire noncontrolling interests	(27,684,220)	(27,684,220)	-	-
Deconsolidation of cash held in disposed subdivisions	(602,948)	(602,948)	-	-
Proceeds from sale of controlling interests in subsidiaries	1,846,105	1,846,105	-	-
Net cash used in investing activities	(111,457,700)	(111,457,700)	(89,122,339)	(89,122,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,516,199	2,516,199	(2,992,096)	(2,992,096)
Net proceeds from stock issuance	-	-	107,491,950	107,491,950
Proceeds received from exercise of warrants and options	1,987,503	1,987,503	11,913,499	11,913,499
Deposit to secure investment in cross currency hedge	-	-	1,000,000	1,000,000
Payment on cross currency hedge	(1,517,000)	(1,517,000)	(9,000,000)	(9,000,000)
Payment to related party	1,517,000	1,517,000	-	-
Payment on notes payable	(9,100,000)	(9,100,000)	(32,745,000)	(32,745,000)
Proceeds from notes payable-short term	1,913,542	1,913,542	6,151,756	6,151,756
Payment on notes payable-short term	(4,413,968)	(4,413,968)	(5,125,486)	(5,125,486)
Proceeds from short term loan-bank	23,374,520	23,374,520	15,020,201	15,020,201
Repayment of short term loan-bank	(37,786,835)	(37,786,835)	(18,872,916)	(18,872,916)
Proceeds from short term loan-other	1,076,807	1,076,807	-	-
Repayment of short term loan-other	(6,349,035)	(6,349,035)	-	-
Repayment of long term loan-bank	-	-	(1,466,700)	(1,466,700)
Proceeds from long term loan-bank	49,570,000	49,570,000	-	-
Dividend payment to shareholders	-	-	(150,071.00)	(150,071.00)
Net cash provided by financing activities	22,788,733	22,788,733	71,225,137	71,225,137

EFFECTS OF EXCHANGE RATE CHANGE ON CASH	1,237,589	1,237,589	(129,414)	(129,414)

INCREASE IN CASH	5,851,470	5,851,470	44,490,137	44,490,137

Cash and cash equivalents, beginning of period	92,902,400	92,902,400	48,412,263	48,412,263

Cash and cash equivalents, end of period	$98,753,870	$98,753,870	$92,902,400	$92,902,400

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

Note 6 – Accounts receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2010	2009

Accounts receivable	$93,392,999	$93,437,360
Less: allowance for bad debts	(7,493,667)	(114,475)
Accounts receivable, net	$85,899,332	$93,322,885

The following table consists of allowance for bad debts:

Allowance for bad debts at January 1, 2009	$153,155
Recovery of bad debts	(38,656)
Accounts receivable write off	-
Effect of foreign currency translation	(24)
Allowance for bad debts at December 31, 2009	114,475
Increase in allowance	7,686,302
Negative provisions for allowance	(233,660)
Accounts receivable write off	-
Effect of foreign currency translation	(73,450)
Allowance for bad debts at December 31, 2010	$7,493,667

For the Simo Motor acquisition, the Company recorded acquired accounts receivables at the acquisition-date fair value. However, the fair value was disclosed on the Company’s Form 10-K for the year ended December 31, 2009 with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowances is not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. As a result, the Company made a reclassification as follows as of December 31, 2009. No financial statement captions were impacted as only net numbers were stated on the balance sheet.

	December 31, 2009	Reclassification	December 31, 2009
			(Restated)
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

For the Simo Motor acquisition, the Company recorded acquired inventory at the acquisition-date fair value. However, the fair value was disclosed on the Company’s Form 10-K for the year ended December 31, 2009 with the original book value, reduced by a separate valuation allowance. Based on accounting guidance related to Business Combination, Paragraphs 805-20-30-1, a separate valuation allowances are not recognized for assets that are recorded at fair value at the acquisition date. Topic 805 requires assets, which include receivables and loans, to be measured at their acquisition-date fair value without a separate valuation allowance. As a result, the Company made a reclassification as follows as of December 31, 2009. No financial statement captions were impacted as only net numbers were stated on the balance sheet.

	December 31, 2009	Reclassification	December 31, 2009
			(Restated)
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

At STFE, approximately $25 million of assets were transferred from balance sheet account Advances on Plant and Equipment Purchases into balance sheet account Plant and Equipment, Net on August 26, 2010 according to invoiced amount and the Company started recording related depreciation expenses in the third quarter of 2010.  The depreciation expenses recorded for the three months and nine months ended September 30, 2010 were $418,626. The depreciation expenses for the fourth quarter ended December 31, 2010 amounted to $633,916.

During the Company’s annual audit, the auditors and management discovered that the aforementioned $25 million of production equipment at STFE was invoiced but had not yet been received as of December 31, 2010.  As a result, this amount was reclassified back to balance sheet account Advances on Plant and Equipment Purchases as an audit adjustment.  And all of the depreciation expenses recorded in the third and fourth quarter of 2010 since transfer, which amounted to $1,052,542, were reversed out of the income statement for the year ended December 31, 2010 as part of the audit adjustment.  Since the error was discovered in the annual audit, balance sheet accounts Advances on Plant and Equipment Purchases and Plant and Equipment, Net as well as depreciation expenses in the Consolidated Statements of Operations and Other Comprehensive Income were all correctly stated for the fiscal year ended December 31, 2010.

At the Company’s annual audit, the auditors and management also discovered that approximately $6 million of assets in balance sheet account Construction in Progress at Weihai were paid for according to invoiced amount but had not yet been received as of December 31, 2010. As a result, the amount was reclassified back to balance sheet account Advances on Plant and Equipment Purchases as an audit adjustment.  Since the error was discovered in the annual audit, balance sheet accounts Advances on Plant and Equipment Purchases and Plant and Equipment, Net were all correctly stated for the fiscal year ended December 31, 2010.  The reclassification had no impact on the Consolidated Statements of Operations and Other Comprehensive Income for the fiscal year ended December 31, 2010.

The Company did not restate its third quarter financial statements as the impact was immaterial. The impact on the financial position as of September 30, 2010 had these adjustments been recorded was as follows:

	September 30, 2010	Reclassification		September 30, 2010
				(Restated)
Total current assets	$243,689,667	$-		$243,689,667
		(5,932,509	)(a)
PLANT & EQUIPMENT, net	200,725,156	(24,888,849	)(b)	169,903,798
OTHER ASSETS:
Debt issuance costs, net	-	-		-
		5,932,509	(a)
Advances on non-current assets	22,532,583	24,888,849	(b)	53,353,941
Goodwill	53,109,595	-		53,109,595
Other intangible assets, net	23,336,090	-		23,336,090
Other assets, non-current	1,063,957	-		1,063,957
Total other assets	100,042,225	-		130,863,583

Total assets	$544,457,048	$-		$544,457,048

(a)	Representing amount transferred from construction in progress to advances on plant and equipment purchases at Weihai

(b)	Representing amount transferred from Plant and Equipment, Net to advances on plant and equipment purchases at STFE

The resulting effects on the net income and any per-share amounts for the three months and nine months ended September 30, 2010 had these adjustments been recorded were as follows:

	Three Months Ended September 30, 2010	Reverse of Depreciation Expenses	Three Months Ended September 30, 2010
			(Restated)
INCOME BEFORE PROVISION FOR INCOME TAXES	$21,157,856	$418,626	$21,576,482
PROVISION FOR INCOME TAXES	3,296,165	(46,049)	3,250,116
NET INCOME BEFORE NONCONTROLLING INTEREST	$17,861,691	$464,675	$18,326,366
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$17,872,932	$464,675	$18,337,607

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,067,471	31,067,471	31,067,471
Earnings per share before noncontrolling interest	$0.57	$0.02	$0.59
Earnings per share attributable to controlling interest	$0.58	$0.01	$0.59
Earnings per share attributable to noncontrolling interest	$-	$-	$-

Diluted
Weighted average number of shares	31,281,802	31,281,802	31,281,802
Earnings per share before noncontrolling interest	$0.57	$0.02	$0.59
Earnings per share attributable to controlling interest	$0.57	$0.02	$0.59
Earnings per share attributable to noncontrolling interest	$-	$-	$-

	Nine Months Ended September 30, 2010	Reverse of Depreciation Expenses	Nine Months Ended September 30, 2010
			(Restated)
INCOME BEFORE PROVISION FOR INCOME TAXES	$77,593,724	$418,626	$78,012,350
PROVISION FOR INCOME TAXES	11,150,418	(46,049)	11,104,369
NET INCOME BEFORE NONCONTROLLING INTEREST	$66,443,306	$464,675	$66,907,981
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$64,101,424	$464,675	$64,566,099

EARNINGS PER SHARE
Basic
Weighted average number of shares	31,067,471	31,067,471	31,067,471
Earnings per share before noncontrolling interest	$2.14	$0.01	$2.15
Earnings per share attributable to controlling interest	$2.06	$0.01	$2.07
Earnings per share attributable to noncontrolling interest	$0.08	$-	$0.08

Diluted
Weighted average number of shares	31,327,763	31,327,763	31,327,763
Earnings per share before noncontrolling interest	$2.12	$0.01	$2.13
Earnings per share attributable to controlling interest	$2.05	$0.01	$2.06
Earnings per share attributable to noncontrolling interest	$0.07	$-	$0.07

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